Form 10-Q
period 2011-06-30
LINKEDIN CORP
filed 2011-08-09
CIK 1271024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35168

LinkedIn Corporation

(Exact name of registrant as specified in its charter)

Delaware	47-0912023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2029 Stierlin Court

Mountain View, CA 94043

(Address of principal executive offices and zip code)

(650) 687-3600

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 29, 2011, there were 9,036,283 shares of the Registrant’s Class A common stock outstanding and 87,235,656 shares of the Registrant’s Class B common stock outstanding.

LINKEDIN CORPORATION

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$352,854	$92,951
Short-term investments	19,260	—
Accounts receivable (net of allowance for doubtful accounts of $3,712 and $2,672 at June 30, 2011 and December 31, 2010, respectively)	70,241	58,263
Deferred commissions	7,952	8,684
Prepaid expenses and other current assets	12,047	5,767
Income tax receivable	3,586	3,090
Deferred income taxes	3,451	3,451

Total current assets	469,391	172,206
Property and equipment, net	83,033	56,743
Goodwill	1,564	—
Intangible assets, net	4,577	5,232
Other assets	3,925	4,007

TOTAL ASSETS	$562,490	$238,188

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,767	$2,064
Accrued liabilities	48,844	38,003
Deferred revenue	99,444	64,985
Income tax payable	258	420

Total current liabilities	152,313	105,472
LONG TERM LIABILITIES	2,021	1,861
DEFERRED TAX LIABILITIES	11,655	6,625

Total liabilities	165,989	113,958

COMMITMENTS AND CONTINGENCIES (Note 10)
REDEEMABLE CONVERTIBLE PREFERRED STOCK (Note 11)	—	87,981
STOCKHOLDERS’ EQUITY (Note 11):
Convertible preferred stock	—	15,846
Class A and Class B common stock	10	4
Additional paid-in capital	394,565	25,074
Accumulated other comprehensive income (loss)	7	(3)
Accumulated earnings (deficit)	1,919	(4,672)

Total stockholders’ equity	396,501	36,249

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$562,490	$238,188

See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$121,040	$54,895	$214,972	$99,611

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18,403	9,842	35,186	18,147
Sales and marketing	36,019	13,055	65,380	23,509
Product development	30,414	14,822	55,149	26,963
General and administrative	16,673	7,667	30,287	14,339
Depreciation and amortization	9,602	4,201	17,761	8,141

Total costs and expenses	111,111	49,587	203,763	91,099

Income from operations	9,929	5,308	11,209	8,512

Other income (expense), net	11	(357)	460	(703)

Income before income taxes	9,940	4,951	11,669	7,809
Provision for income taxes	5,427	658	5,078	1,701

Net income	$4,513	$4,293	$6,591	$6,108

Net income attributable to common stockholders	$4,513	$938	$6,591	$938

Net income per share attributable to common stockholders:
Basic	$0.07	$0.02	$0.12	$0.02

Diluted	$0.04	$0.02	$0.07	$0.02

Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	69,395	42,232	56,631	42,100

Diluted	103,129	45,624	100,131	44,927

See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$6,591	$6,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,761	8,141
Provision for doubtful accounts and sales returns	1,176	597
Stock-based compensation	10,658	3,889
Loss on disposal of assets	326	—
Excess income tax benefit from the exercise of stock options	(48)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,540)	(8,377)
Deferred commissions	777	(256)
Prepaid expenses and other assets	(6,127)	(2,688)
Accounts payable and other liabilities	6,507	2,062
Income taxes, net	4,005	(595)
Deferred revenue	34,459	15,432

Net cash provided by operating activities	62,545	24,313

INVESTING ACTIVITIES:
Purchases of property and equipment	(39,538)	(16,954)
Purchases of investments	(27,514)	—
Sales and maturities of investments	8,254	—
Cash paid for acquisition, net of cash acquired	(1,720)	—
Increase in rent deposits	(1,814)	—

Cash used in investing activities	(62,332)	(16,954)

FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	249,640	(197)
Proceeds from issuance of common stock	4,651	448
Proceeds from early exercise of employee stock options	4,972	1,293
Proceeds from exercise of warrant	—	23
Repurchase of common stock	(7)	(174)
Excess income tax benefit from the exercise of stock options	48	—

Net cash provided by financing activities	259,304	1,393

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	386	115

CHANGE IN CASH AND CASH EQUIVALENTS	259,903	8,867
CASH AND CASH EQUIVALENTS — Beginning of period	92,951	89,979

CASH AND CASH EQUIVALENTS — End of period	$352,854	$98,846

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$5,149	$7,759

Deferred offering costs not yet paid	$780	$49

Vesting of early exercised stock options	$1,657	$259

See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

LinkedIn Corporation and its subsidiaries (the “Company”), a Delaware corporation, was incorporated on March 6, 2003. The Company operates an online professional network on the Internet through which the Company’s members are able to create, manage and share their professional identities online, build and engage with their professional networks, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on May 19, 2011 (the “Prospectus”).

The condensed consolidated balance sheet as of December 31, 2010, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2011.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

Significant Accounting Policies

Short-term Investments

Short-term investments consist of U.S. treasuries and are classified as available-for-sale securities. The Company has classified all available-for-sale securities with readily available markets as short term, regardless of whether the stated maturity is greater than one year from the current balance sheet date, because of the intent to sell those securities as necessary. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of income for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment.

With the exception of the Company’s short-term investment policy above, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Prospectus filed on May 19, 2011.

Recently Issued Accounting Guidance

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance will not have any impact on the Company’s consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Inputs reflect: quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2011 and December 31, 2010, are summarized as follows (in thousands):

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$51,934	$—	$—	$51,934	$77,147	$—	$—	$77,147
Short-term investments:
U.S. treasury securities	19,260	—	—	19,260	—	—	—	—

Total	$71,194	$—	$—	$71,194	$77,147	$—	$—	$77,147

3. ACQUISITION

On January 20, 2011, the Company completed its acquisition of CardMunch Inc. (“CardMunch”), a privately held Mountain View, California-based provider of mobile business card transcription services. The Company provided consideration of approximately $2.4 million to be paid in cash for all the issued and outstanding capital stock of CardMunch.

The acquisition of CardMunch has been accounted for under the acquisition method and, accordingly, the total purchase price has been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. As a result of the acquisition of CardMunch, the Company recorded goodwill of $1.6 million and identifiable intangible assets of $1.0 million, which was comprised of $0.9 million related to developed technology and $0.1 million related to non-compete agreements, and net liabilities of $0.2 million. The overall weighted-average life of the identified intangible assets acquired in the purchase of CardMunch was 2.9 years. These identified intangible assets will be amortized on a straight-line basis over their estimated useful lives.

The results of operations of CardMunch were not material for the six months ended June 30, 2011.

4. CASH AND INVESTMENTS

The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	$372,104	$372,104	$372,104	$372,104
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
June 30, 2011:
Cash	$300,920	$—	$—	$300,920
Cash equivalents:
Money market funds	51,934	—	—	51,934
Short-term investments:
U.S. treasury securities	19,250	10	—	19,260

Total	$372,104	$10	$—	$372,114

December 31, 2010:
Cash	$15,804	$—	$—	$15,804
Cash equivalents:
Money market funds	77,147	—	—	77,147

Total	$92,951	$—	$—	$92,951

The following table presents available-for-sale investments by contractual maturity date (in thousands):

	Fair Market	Fair Market
	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$14,216	$14,223
Due after one year through two years	5,034	5,037

Total	$19,250	$19,260

5. PROPERTY AND EQUIPMENT

The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	December 31,	December 31,
	June 30, 2011	December 31, 2010
Computer equipment	$87,812	$62,253
Software	16,846	8,443
Capitalized website and internal-use software	18,894	13,609
Furniture and fixtures	5,607	4,378
Leasehold improvements	8,299	6,450

Total	137,458	95,133
Less accumulated depreciation	(54,425)	(38,390)

Property and equipment, net	$83,033	$56,743

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2010	$—
CardMunch acquisition	1,564

Goodwill—June 30, 2011	$1,564

Other Intangible Assets

The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	1.7 years	1.7 years	1.7 years	1.7 years
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life
June 30, 2011:
Patent	$628	$(628)	$—	0.0 years
Developed technology	3,119	(887)	2,232	2.1 years
Non-compete agreements	528	(220)	308	1.3 years
Workforce in place	3,259	(1,222)	2,037	1.3 years

Total	$7,534	$(2,957)	$4,577	1.7 years

December 31, 2010:
Patent	$628	$(540)	$88	0.4 years
Developed technology	2,206	(272)	1,934	2.3 years
Non-compete agreements	424	(66)	358	1.5 years
Workforce in place	3,259	(407)	2,852	1.8 years

Total	$6,517	$(1,285)	$5,232	1.9 years

Amortization expense was $0.9 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and $1.7 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively.

Estimated future amortization expense as of June 30, 2011, is as follows (in thousands):

2011 (remaining six months)	$1,591
2012	2,499
2013	282
2014	166
2015	39

Total	$4,577

7. ACCRUED LIABILITIES

The following table presents the detail of accrued liabilities for the periods presented (in thousands):

	December 31,	December 31,
	June 30, 2011	December 31, 2010
Accrued vacation and employee-related expenses	$11,412	$6,215
Exercise of unvested stock options	6,871	3,563
Accrued incentives	10,430	11,807
Accrued sales tax and value-added taxes	4,021	3,638
Other accrued expenses	16,110	12,780

Total	$48,844	$38,003

8. OTHER INCOME (EXPENSE), NET

The following table presents the detail of other income (expense), net, for the periods presented (in thousands):

	$(357)	$(357)	$(357)	$(357)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income	$14	$22	$28	$29
Transaction gain (loss) on foreign exchange	(9)	(350)	521	(639)
Other non-operating income (loss), net	6	(29)	(89)	(93)

Other income (expense), net	$11	$(357)	$460	$(703)

9. INCOME PER SHARE

Basic and diluted net income per common share is presented in conformity with the two-class method required for participating securities. Immediately prior to the consummation of the Company’s initial public offering of its Class A common stock (“IPO”) in May 2011, all outstanding shares of preferred stock and common stock were converted to Class B common stock. As a result, Class A and Class B common stock are the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock subject to certain limited exceptions.

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of Class A common stock.

The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the conversion of Class B common stock is assumed in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011		2010	2011		2010
	Class A	Class B	Class B	Class A	Class B	Class B
Basic net income per share:
Numerator:
Allocation of distributed earnings	$284	$4,229	$4,293	$255	$6,336	$6,108
Less: undistributed earnings allocated to preferred stockholders	—	—	(3,355)	—	—	(5,170)

Allocation of distributed earnings attributable to common stockholders	$284	$4,229	$938	$255	$6,336	$938

Denominator:

Weighted-average common shares outstanding	4,360	65,035	42,232	2,192	54,439	42,100

Basic net income per share	$0.07	$0.07	$0.02	$0.12	$0.12	$0.02

Diluted net income per share:
Numerator:
Allocation of distributed earnings for basic computation	$284	$4,229	$4,293	$255	$6,336	$6,108
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	4,229	—	—	6,336	—	—
Reallocation of undistributed earnings to Class B shares	—	92	—	—	110	—
Less: undistributed earnings allocated to preferred stockholders	—	—	(3,355)	—	—	(5,170)

Allocation of undistributed earnings	$4,513	$4,321	$938	$6,591	$6,446	$938

Denominator:
Number of shares used in basic calculation	4,360	65,035	42,232	2,192	54,439	42,100
Weighted average effect of dilutive securities
Add:
Conversion of preferred stock in connection with initial public offering	—	23,576	—	—	34,550	—
Conversion of Class B to Class A common shares outstanding	88,611	—	—	88,989	—	—
Employee stock options	10,150	10,150	3,392	8,942	8,942	2,827
Employee stock purchase plan	8	—	—	8	—	—

Number of shares used in diluted calculation	103,129	98,761	45,624	100,131	97,931	44,927

Diluted net income per share	$0.04	$0.04	$0.02	$0.07	$0.07	$0.02

The following weighted-average employee stock options were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee stock options	250	1,521	809	2,879
Restricted stock units	21	—	11	—

10. COMMITMENTS AND CONTINGENCIES

Office Facility Leases

The Company leases its office facilities under operating lease agreements, the longest of which expires in 2020.

Aggregate Future Lease Commitments

The Company’s future minimum payments under noncancelable operating leases for office facilities having initial terms in excess of one year as of June 30, 2011, are as follows (in thousands):

Year Ending December 31,	Operating Leases
2011 (remaining six months)	$4,055
2012	6,581
2013	6,130
2014	5,366
2015	3,460
Thereafter	5,897

Total minimum lease payments	$31,489

Legal Proceedings

The Company is subject to legal proceedings arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material effect on the Company’s business, financial position, results of operations or cash flows.

11. STOCKHOLDERS’ EQUITY

Initial Public Offering

In May 2011, the Company closed its IPO of 9,016,000 shares of its common stock, which included 6,003,804 shares of common stock sold by the Company (inclusive of 1,176,000 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 3,012,196 shares of common stock sold by the selling stockholders. The public offering price of the shares sold in the offering was $45.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to the Company were $270.2 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $248.5 million. As of June 30, 2011, $0.8 million of accrued offering costs remained unpaid and these costs are expected to be paid by the end of the Company’s fiscal year.

Immediately prior to the consummation of the IPO, all outstanding shares of convertible preferred stock and common stock were converted into shares of Class B common stock. As a result, following the IPO, the Company has two classes of authorized common stock; Class A common stock and Class B common stock.

The following table presents the shares authorized and issued and outstanding as of the periods presented (in thousands, except share data):

	June 30, 2011		December 31, 2010
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, Series C, $0.0001 par value	—	—	4,357,644	4,357,644	$12,811
Redeemable convertible preferred stock, Series D, $0.0001 par value	—	—	6,800,349	6,599,987	$75,702
Stockholders’ equity:
Convertible preferred stock, Series A, $0.0001 par value	—	—	17,238,579	17,238,579	$5,516
Convertible preferred stock, Series B, $0.0001 par value	—	—	17,450,991	17,450,991	$9,947
Preferred stock, $0.0001 par value	100,000,000	—	—	—	—
Class A common stock, $0.0001 par value	1,000,000,000	9,027,249	—	—	—
Class B common stock, $0.0001 par value	120,000,000	87,241,060	—	—	—
Common stock, $0.0001 par value	1,000,000,000	—	120,000,000	43,308,742	—

Equity Incentive Plans

The Company has two equity incentive plans: the Amended and Restated 2003 Stock Incentive Plan (the “2003 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”). Upon the IPO, all shares that were reserved under the 2003 Plan but not issued were assumed by the 2011 Plan. No additional shares will be issued under the 2003 Plan. Under the 2011 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and/or performance shares. The ISOs and NSOs will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Options granted generally are exercisable up to 10 years. In the three months ended June 30, 2011, the Company began granting RSUs, which generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest quarterly thereafter.

Early Exercise of Stock Options

The Company typically allows employees to exercise options granted under the 2003 Plan prior to vesting. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options (see Note 7, Accrued Liabilities), and reclassified to common stock as the Company’s repurchase right lapses. As of June 30, 2011 and December 31, 2010, 1,290,059 and 981,172 shares held by employees were subject to repurchase at an aggregate price of $6.9 million and $3.6 million, respectively.

Employee Stock Purchase Plan

Concurrent with the effectiveness of the Company’s registration statement on Form S-1 on May 18, 2011, the Company’s 2011 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period.

A summary of stock option activity for the six months ended June 30, 2011, is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted- Average Exercise Price	Term (in years)
Outstanding—December 31, 2010	15,202,015	$3.97
Granted	3,994,295	23.94
Exercised	(1,322,647)	5.03
Canceled or expired	(478,862)	6.40

Outstanding—June 30, 2011	17,394,801	$8.56	8.28	$1,418,112

Options vested and expected to vest as of June 30, 2011	16,316,958	$8.11	8.22	$1,337,585

Options vested and exercisable as of June 30, 2011	5,607,338	$2.83	7.17	$489,312

Aggregate intrinsic value represents the difference between the Company’s closing stock price of $90.09 on June 30, 2011 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $18.1 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively, and $26.5 million and $1.8 million for the six months ended June 30, 2011 and 2010, respectively. The weighted-average grant date fair value of options granted was $15.10 and $3.33 for the three months ended June 30, 2011 and 2010, respectively, and $12.99 and $3.15 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $60.9 million, which is expected to be recognized over the next 2.77 years.

A summary of RSU activity for the six months ended June 30, 2011, is as follows:

Number of Shares
Unvested—December 31, 2010	—
Granted	88,590
Released	—
Canceled or expired	—

Unvested—June 30, 2011	88,590

As of June 30, 2011, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $5.2 million, which is expected to be recognized over the next 4.13 years.

Stock-Based Compensation Expense

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Volatility	55%	55%	55%	60%
Expected dividend yield	—	—	—	—
Risk-free rate	2.53%	2.31%	2.60%	2.50%
Expected term (in years)	6.06	6.08	6.07	6.08

The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP during the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011
Volatility	75%	75%
Expected dividend yield	—	—
Risk-free rate	0.08%	0.08%
Expected term (in years)	0.5	0.5

The following table presents the effects of stock-based compensation expense related to stock-based awards to employees and nonemployees on the Company’s condensed consolidated statements of income during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$312	$90	$495	$179
Sales and marketing	2,105	277	3,203	527
Product development	2,888	675	4,491	1,365
General and administrative	1,510	913	2,469	1,818

Total stock-based compensation expense	6,815	1,955	10,658	3,889
Tax benefit from stock-based compensation expense	(1,094)	(307)	(1,796)	(700)

Total stock-based compensation expense, net of tax effect	$5,721	$1,648	$8,862	$3,189

The Company capitalized stock-based compensation as website development costs of $0.1 million in the three months ended June 30, 2011 and 2010, and $0.2 million and $0.1 million in the six months ended June 30, 2011 and 2010, respectively. Management modified or accelerated the vesting terms for certain employee options, which resulted in additional stock-based compensation expense of $0.5 million and $0.7 million in the three and six months ended June 30, 2011, respectively. There were no material modifications to stock option awards during 2010.

12. INCOME TAXES

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax and may also be subject to current U.S. income tax.

The Company recorded income tax expense of $5.4 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively, and $5.1 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively.

The tax provision and the effective tax rate increased in the three and six months ended June 30, 2011 compared to the same periods last year, primarily due to the increases in income before taxes and non-deductible stock-based compensation expense during the second quarter of fiscal 2011. The effective tax rates for the three and six months ended June 30, 2011 are not necessarily indicative of the effective tax rates that may be expected for the fiscal year ended December 31, 2011. The Company has computed the provision for income taxes based on the actual year-to-date effective tax rate by applying the discrete method.

Factors that impact the income tax provision include, but are not limited to, the stock-based compensation expense, recognition of research and development tax benefits and discrete tax benefits arising from the disqualified disposition of certain stock-based compensation awards.

13. INFORMATION ABOUT REVENUE AND GEOGRAPHIC AREAS

Revenue by geography is based on the shipping address of the customer. The following tables present the Company’s revenue by product line and geographic region for the periods presented (in thousands):

Net revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue by product:
Hiring Solutions	$58,619	$21,723	$104,953	$38,652
Marketing Solutions	38,571	18,308	66,253	32,534
Premium Subscriptions	23,850	14,864	43,766	28,425

Total	$121,040	$54,895	$214,972	$99,611

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue by geographic location:
United States	$82,739	$40,299	$147,859	$72,834
International (1)	38,301	14,596	67,113	26,777

Total	$121,040	$54,895	$214,972	$99,611

(1)	No country exceeded 10% of total revenue during any of the periods presented.

No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.

14. EMPLOYEE BENEFIT PLAN

The Company has established a 401(k) tax-deferred savings plan covering all employees who satisfy certain eligibility requirements. The 401(k) plan allows each participant to, up to the annual limits established by the Internal Revenue Service, defer up to 75% of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. Effective January 1, 2011, the Company began to match any contributions made by the employees, including executives, up to 1.5% of an employee’s total annual compensation. In the six months ended June 30, 2011, employee contributions totaled $0.9 million.

Item 2. Management’s Discussion and Analysis and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on May 19, 2011.

Overview

We are the world’s largest professional network on the Internet and currently have more than 120 million members in over 200 countries and territories. Through our proprietary platform, members are able to create, manage and share their professional identity online, build and engage with their professional network, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful.

In May 2011, we closed our initial public offering (“IPO”), at which time we sold a total of 6,003,804 shares of our Class A common stock and certain of our stockholders sold 3,012,196 shares of our Class A common stock. We received cash proceeds of $248.5 million, net of underwriting discounts and commissions and other costs associated with the offering. As of June 30, 2011, we have $0.8 million of accrued offering costs that remain unpaid and these costs are expected to be paid by the end of our fiscal year.

In the three and six months ended June 30, 2011, we achieved significant growth as our network of registered members continues to increase and we continue to benefit from our expanded product offerings. Our net revenue was $121.0 million and $215.0 million for the three and six months ended June 30, 2011, which represented an increase of 120% and 116%, respectively, from the three and six months ended June 30, 2010. Our future growth will depend, in part, on our ability to increase our member base and member engagement, which we believe will result in increased sales of our hiring solutions, marketing solutions and premium subscriptions to new and existing customers.

In the remainder of 2011, our philosophy is to continue to invest for long-term growth. We expect to continue to invest heavily in our product development efforts to enable our members and customers to derive more value from our platform. In addition, we expect to continue to aggressively expand our field sales organization to market our solutions both in the United States and internationally. We also expect to continue to make significant capital expenditures to upgrade our technology and network infrastructure to improve the ability of our website to handle expected increases in usage and to enable release of new features and solutions. To support these efforts, we expect to increase our workforce which will result in an increase of headcount related expenses, including stock-based compensation. As of June 30, 2011, we had 1,515 employees, which represented an increase of 119% compared to the same period last year. As a result of our investment philosophy, we do not expect to be profitable on a U.S. generally accepted accounting principles (“GAAP”) basis in 2011, despite being profitable for the last six quarters.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs, income taxes and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to the our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission on May 19, 2011 (our “Prospectus”).

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance will not have any impact on our consolidated financial statements.

Key Business Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe our number of registered members, unique visitors and page views were positively impacted by the completion of our IPO during the three months ended June 30, 2011.

•

Number of Registered Members. We define the number of registered members in our network as the number of individual users who have created a member profile on our website as of the date of measurement. We believe the number of registered members is a key indicator of growth of our network and our ability to receive the benefits of the network effects resulting from such growth.

The following table presents the number of registered members as of the periods presented:

	June 30,	December 31,
	2011	2010	% Change
	(in thousands)
Number of registered members	115,808	90,437	28%

•

Unique Visitors. We define unique visitors as users who have visited our website at least once during a month regardless of whether they are a member, based on data provided by comScore, a leading provider of digital marketing intelligence. We view unique visitors as a key indicator of growth in our brand awareness among users and whether we are providing our members with useful products and features, thereby increasing member engagement.

The following table presents the number of unique visitors (average monthly number over the periods presented) during the periods presented:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	(in millions)			(in millions)
Unique visitors	82	45	82%	78	45	73%

•

Page Views. We define page views as the number of pages on our website that users view during the measurement period based on data provided by comScore. Similar to unique visitors, we believe page views is a key indicator for gaining insight into whether we are increasing member engagement and whether our members are deriving value from our solutions.

The following table presents the number of page views during the periods presented:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	(in millions)			(in millions)
Page views	7,093	3,940	80%	14,178	7,551	88%

•

Number of LinkedIn Corporate Solutions Customers. We define the number of LinkedIn Corporate Solutions customers as the number of enterprises and professional organizations that we have under active contracts for this product as of the date of measurement. Our LinkedIn Corporate Solutions include LinkedIn Recruiter, Job Slots, LinkedIn Referral Engine (beta), LinkedIn Recruitment Media and LinkedIn Career Pages.

The following table presents the number of LinkedIn Corporate Solutions customers as of the periods presented:

	June 30, 2011	December 31, 2010	% Change
LinkedIn Corporate Solutions customers	6,072	3,865	57%

•

Sales Channel Mix. Depending on the specific product, we sell our hiring and marketing solutions offline through our field sales organization or online on our website. The vast majority of our premium subscriptions are sold online on our website. Our field sales organization uses a direct sales force to solicit customers, agencies and resellers. This offline channel is characterized by a longer sales cycle where price can be negotiated, higher relative average selling prices, longer contract terms, higher selling expenses and a longer cash collection cycle compared to our online channel.

Our online sales channel allows members to purchase solutions directly on our website. Members can purchase premium subscriptions as well as certain lower priced products in our hiring and marketing solutions, such as job postings and self-service advertising. This channel is characterized by lower average selling prices and higher cancellations compared to our offline channel, lower selling costs due to our automated payments platform and a highly liquid collection cycle.

Historically, net revenue from our field sales channel has grown faster than our online channel. While we expect this trend to result in higher relative average selling prices for our solutions, we also expect it to result in higher selling expenses, which will adversely affect our gross and operating margins. The following table presents our net revenue by field sales and online sales:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
	($ in thousands)
Field sales	$66,699	55%	$30,202	55%	$117,327	55%	$53,886	54%
Online sales	54,341	45%	24,693	45%	97,645	45%	45,725	46%

	$121,040	100%	$54,895	100%	$214,972	100%	$99,611	100%

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed adjusted EBITDA, a non-GAAP financial measure. The table below presents a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers.

Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$4,513	$4,293	$6,591	$6,108
Provision for income taxes	5,427	658	5,078	1,701
Other (income) expense, net	(11)	357	(460)	703
Depreciation and amortization	9,602	4,201	17,761	8,141
Stock-based compensation	6,815	1,955	10,658	3,889

Adjusted EBITDA	$26,346	$11,464	$39,628	$20,542

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of net revenue for those periods (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(As a percentage of revenue)
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	15	18	16	18
Sales and marketing	30	24	30	24
Product development	25	27	26	27
General and administrative	14	14	14	14
Depreciation and amortization	8	8	8	8

Total costs and expenses	92	90	95	91

Income from operations	8	10	5	9

Other income (expense), net	—	(1)	—	(1)

Income before income taxes	8	9	5	8
Provision for income taxes	4	1	2	2

Net income	4%	8%	3%	6%

Net Revenue

We generate revenue from hiring solutions, marketing solutions and premium subscriptions.

Hiring Solutions. Revenue from our hiring solutions is derived primarily from the sale of our LinkedIn Corporate Solutions and LinkedIn Jobs products. We recognize the net revenue from sales of LinkedIn Corporate Solutions ratably over the subscription period, which is typically 12 months and billed annually, quarterly or monthly. We also sell LinkedIn Jobs on our website to enterprises and professional organizations of all sizes. These jobs are generally posted for 30 days, and revenue from individual job postings is recognized over the same period.

Marketing Solutions. Revenue from our marketing solutions is derived primarily from fees we receive from marketers, principally advertising agencies and direct advertisers, for display and text ads on our website. We also provide a self-service advertising solution that allows marketers to directly create and place ads on prominent pages on our website. Revenue from display or text ads is generally recognized when the advertisement is displayed on our website.

Premium Subscriptions. Revenue from our premium subscriptions is derived primarily from online sales of our Business, Business Plus and Executive subscription products. We offer our members monthly or annual subscriptions. Revenue from our premium subscriptions is recognized ratably over the contract period, which is generally one to 12 months.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	($ in thousands)			($ in thousands)
Revenue by product:
Hiring Solutions	$58,620	$21,723	170%	$104,953	$38,652	172%
Marketing Solutions	38,570	18,308	111%	66,253	32,534	104%
Premium Subscriptions	23,850	14,864	60%	43,766	28,425	54%

Total	$121,040	$54,895	120%	$214,972	$99,611	116%

Percentage of revenue by product:
Hiring Solutions	48%	40%		49%	39%
Marketing Solutions	32%	33%		31%	33%
Premium Subscriptions	20%	27%		20%	28%

Total	100%	100%		100%	100%

Total net revenue increased $66.1 million in the three months ended June 30, 2011 compared to the same period last year. Net revenue from our hiring solutions increased $36.9 million as a result of an overall increase in professional hiring demand and further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 163% increase in the number of LinkedIn Corporate Solutions customers as of June 30, 2011 compared to June 30, 2010. Net revenue from our marketing solutions increased $20.3 million due to the productivity of our expanded field sales organization and growth in our self service advertising solutions, both of which are positively impacted by increases in the number of our registered members and page views on our website. During the same period, net revenue from our premium subscriptions increased $9.0 million, which also benefited from increases in the number of registered members and page views on our website.

Total net revenue increased $115.4 million in the six months ended June 30, 2011 compared to the same period last year. Net revenue from our hiring solutions increased $66.3 million as a result of an overall increase in professional hiring demand and further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 163% increase in the number of LinkedIn Corporate Solutions customers as of June 30, 2011 compared to June 30, 2010. Net revenue from our marketing solutions increased $33.7 million due to the productivity of our expanded field sales organization and growth in our self service advertising solutions, both of which are positively impacted by increases in the number of our registered members and page views on our website. During the same period, net revenue from our premium subscriptions increased $15.3 million, which also benefited from increases in the number of registered members and page views on our website.

Cost of Revenue

Our cost of revenue primarily consists of web hosting costs related to operating our website as well as salaries, benefits and stock-based compensation for our production operations, customer support, infrastructure and advertising operations teams. Credit card processing fees, direct costs related to our research products, certain uncollected valued added taxes, or VAT, and sales taxes, allocated facilities costs, costs related to solutions offered to our customers in our production environment, and other supporting overhead costs are also included in cost of revenue. We currently expect cost of revenue to increase on an absolute basis and remain relatively flat as a percentage of revenue in the near term as, consistent with our investment philosophy for 2011, we continue to expand data centers and headcount associated with supporting our website.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	($ in thousands)			($ in thousands)
Cost of revenue	$18,403	$9,842	87%	$35,186	$18,147	94%
Percentage of net revenue	15%	18%		16%	18%
Headcount (at period end):	206	111	86%	206	111	86%

In the three months ended June 30, 2011, cost of revenue increased $8.6 million compared to the same period last year. The increase was primarily attributable to increases in headcount related expenses of $2.9 million, web hosting service expenses of $1.6 million, direct costs of $1.1 million and certain uncollected sales and VAT taxes of $1.0 million.

In the six months ended June 30, 2011, cost of revenue increased $17.0 million compared to the same period last year. The increase was primarily attributable to increases in headcount related expenses of $5.4 million, web hosting service expenses of $3.4 million, certain uncollected sales and VAT taxes of $2.4 million, facility and employee benefit allocations of $1.9 million and direct costs of $1.9 million.

Sales and Marketing

Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising and public relations costs, as well as allocated facilities and other supporting overhead costs. We plan to continue to invest heavily in sales and marketing to expand our global footprint, grow our current customer accounts and continue building brand awareness. In the near term and consistent with our investment philosophy for 2011, we expect sales and marketing expenses to increase on an absolute basis and as a percentage of revenue and to be our largest expense on an absolute basis and as a percentage of revenue.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	($ in thousands)			($ in thousands)
Sales and marketing	$36,019	$13,055	176%	$65,380	$23,509	178%
Percentage of net revenue	30%	24%		30%	24%
Headcount (at period end):	590	207	185%	590	207	185%

In the three months ended June 30, 2011, sales and marketing expenses increased $23.0 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $17.5 million as we expanded our field sales organization. We also experienced increases in facility and employee benefit allocations of $3.4 million.

In the six months ended June 30, 2011, sales and marketing expenses increased $41.9 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $31.4 million as we expanded our field sales organization. We also experienced increases in facility and employee benefit allocations of $6.5 million and marketing and public relations expenses of $2.6 million.

Product Development

Our product development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers and developers. In addition, product development expenses include outside services and consulting, as well as allocated facilities and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to attaining our strategic objectives, and, as a result, we expect product development expense to increase on an absolute basis and as a percentage of revenue in the near term, consistent with our investment philosophy for 2011.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	($ in thousands)			($ in thousands)
Product development	$30,414	$14,822	105%	$55,149	$26,963	105%
Percentage of net revenue	25%	27%		26%	27%
Headcount (at period end):	497	280	78%	497	280	78%

In the three months ended June 30, 2011, product development expenses increased $15.6 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $11.1 million as a result of our focus on developing new features and products to encourage member growth and engagement. We also experienced increases in facility and employee benefit allocations of $2.3 million and consulting expenses of $1.7 million.

In the six months ended June 30, 2011, product development expenses increased $28.2 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $20.2 million as a result of our focus on developing new features and products to encourage member growth and engagement. We also experienced increases in facility and employee benefit allocations of $4.6 million and consulting expenses of $2.6 million.

General and Administrative

Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase on an absolute basis and as a percentage of revenue in the near term as we continue to expand our business and incur additional expenses associated with being a publicly traded company.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	($ in thousands)			($ in thousands)
General and adminstrative	$16,673	$7,667	117%	$30,287	$14,339	111%
Percentage of net revenue	14%	14%		14%	14%
Headcount (at period end):	222	95	134%	222	95	134%

In the three months ended June 30, 2011, general and administrative expenses increased $9.0 million compared to the same period last year. The increase was primarily a result of an increase in headcount related expenses of $9.2 million to support our overall growth. We also experienced increases in facilities related costs of $3.4 million and consulting and outside services of $1.6 million. These increases were partially offset by facility and employee benefit allocations of $6.6 million.

In the six months ended June 30, 2011, general and administrative expenses increased $15.9 million compared to the same period last year. The increase was primarily a result of an increase in headcount related expenses of $16.4 million to support our overall growth. We also experienced increases in facilities related costs of $6.7 million and consulting and outside services of $3.9 million. These increases were partially offset by facility and employee benefit allocations of $12.9 million.

Depreciation and Amortization

Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized software development costs and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis as we continue to expand our technology infrastructure but decline as a percentage of revenue over time.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	($ in thousands)			($ in thousands)
Depreciation and amortization	$9,602	$4,201	129%	$17,761	$8,141	118%
Percentage of net revenue	8%	8%		8%	8%

In the three and six months ended June 30, 2011, depreciation and amortization expense increased $5.4 million and $9.6 million, respectively, compared to the same periods last year. The increase was primarily the result of our continued investment in expanding our technology infrastructure in order to support continued growth in our member base.

Other Income (Expense), Net

Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents, investments, and foreign exchange gains and losses.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	($ in thousands)			($ in thousands)
Interest income	$14	$22	(36)%	$28	$29	(3)%
Transaction gain (loss) on foreign exchange	(9)	(350)	(97)%	521	(639)	(182)%
Other non-operating loss, net	6	(29)	(121)%	(89)	(93)	(4)%

Total other income (expense), net	$11	$(357)	(103)%	$460	$(703)	(165)%

In the three months ended June 30, 2011, other income (expense), net increased $0.4 million compared to the same period last year. The increase in other income (expense), net was largely driven by lower net transaction losses on foreign exchange.

In the six months ended June 30, 2011, other income (expense), net increased $1.2 million compared to the same period last year. The increase in other income (expense), net was largely driven by net transaction gains on foreign exchange.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	($ in thousands)			($ in thousands)
Provision for income taxes	$5,427	$658	725%	$5,078	$1,701	199%

In the three and six months ended June 30, 2011, income tax expense increased $4.8 million and $3.4 million, respectively, compared to the same periods last year. The increases in income tax expense reflect the increases in income before taxes compared to the same periods last year. The increases in the effective tax rates were due to our largest permanent difference, non-deductible stock-based compensation expense.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$(39,538)	$(16,954)
Depreciation and amortization	17,761	8,141
Cash flows provided by operating activities	62,545	24,313
Cash flows used in investing activities	(62,332)	(16,954)
Cash flows provided by financing activities	259,304	1,393

As of June 30, 2011, we had cash and cash equivalents of $352.9 million and investments of $19.3 million. Cash and cash equivalents consist of cash and money market funds. Our investments consist of U.S. treasury securities. We believe that our existing cash and cash equivalents and investment balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Operating Activities

Operating activities provided $62.5 million of cash in the six months ended June 30, 2011, primarily resulting from our improved operating performance. The cash flow from operating activities primarily resulted from changes in our operating assets and liabilities, with deferred revenue increasing $34.5 million, partially offset by an increase in accounts receivable of $13.6 million. The increase in our deferred revenue was primarily due to our revenue growth in the six months ended June 30, 2011. We had net income in the six months ended June 30, 2011 of $6.6 million, which included non-cash depreciation and amortization of $17.8 million and non-cash stock-based compensation of $10.7 million.

Operating activities provided $24.3 million of cash in the six months ended June 30, 2010, primarily resulting from our improved operating performance. The cash flow from operating activities primarily resulted from changes in our operating assets and liabilities, with deferred revenue increasing $15.4 million, partially offset by an increase in accounts receivable of $8.4 million. The increase in our deferred revenue and accounts receivable was primarily due to our revenue growth in the six months ended June 30, 2010. We had net income in the six months ended June 30, 2011 of $6.1 million, which included non-cash depreciation and amortization of $8.1 million and non-cash stock-based compensation of $3.9 million.

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment, and more specifically, our investment to build out our data centers. We also continued to invest in technology hardware to support our growth, software to support website functionality development, website operations and our corporate infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software development. We expect to continue to invest in property and equipment and development of software for the remainder of 2011 and thereafter.

In the six months ended June 30, 2011, we had net purchases of investments of $19.3 million.

Financing Activities

In May 2011, we received $249.6 million in proceeds from our IPO, net of offering costs. With the exception of the IPO, our financing activities have consisted primarily of net proceeds from the issuance of common stock and preferred stock partially offset by the repurchase of unvested common stock.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2011.

Contractual Obligations

We lease our facilities in Mountain View, California under operating leases that expire in 2014 and 2015. We lease other facilities around the world, the longest of which expires in 2020. We have several material long-term purchase obligations outstanding with third parties. We do not have any debt or material capital lease obligations. As of June 30, 2011, our contractual obligations are as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$31,489	$7,558	$11,953	$7,091	$4,887
Purchase obligations	$5,794	$1,718	$3,911	$165	$—

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange risks and inflation.

Interest Rate Fluctuation Risk

Our cash and cash equivalents and investments consist of cash, money market funds and U.S. treasury securities. Because the majority of our portfolio consists of cash and cash equivalents, which have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. However, our fixed income investments carry a degree of interest rate risk. Fixed income investments may have their fair market value adversely impacted by a rise in interest rates. We believe a hypothetical 10% increase in interest rates as of June 30, 2011 would have an immaterial impact on our investment portfolio.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling and the euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe such a change would not have a material impact on our results of operations. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy litigation matters, including class action lawsuits. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material effect on our business.

Item 1A. Risk Factors

RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock.

Risks Related to Our Business

We have a short operating history in a new and unproven market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a short operating history in a new and unproven market that may not develop as expected, if at all. This short operating history makes it difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter in this rapidly evolving market. These risks and difficulties include our ability to, among other things:

•	increase our number of registered members and member engagement;

•	avoid interruptions or disruptions in our service or slower than expected website load times;

•	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage globally, as well as the deployment of new features and products;

•

responsibly use the data that our members share with us to provide solutions that make our members more successful and productive and that are critical to the hiring and marketing needs of enterprises and professional organizations;

•	increase revenue from the solutions we provide;

•	continue to earn and preserve our members’ trust with respect to their professional reputation and information;

•	process, store and use personal data in compliance with governmental regulation and other legal obligations related to privacy;

•	successfully compete with other companies that are currently in, or may in the future enter, the online professional network space;

•	hire, integrate and retain world class talent; and

•	successfully expand our business, especially internationally.

If the market for online professional networks does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed. We may not be able to successfully address these risks and difficulties or others, including those described elsewhere in these risk factors. Failure to adequately address these risks and difficulties could harm our business and cause our operating results to suffer.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our website is accessible within an acceptable load time.

A key element to our continued growth is the ability of our members, users (whom we define as anyone who visits our website, regardless of whether or not they are a member), enterprises and professional organizations in all geographies to access our website within acceptable load times. We call this website performance. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our solutions become more complex and our user traffic increases. If our website is unavailable when users attempt to access it or does not load as quickly as they expect, users may seek other websites to obtain the information for which they are looking, and may not return to our website as often in the future, or at all. This would negatively impact our ability to attract members, enterprises and professional organizations and increase engagement on our website. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

We have implemented a disaster recovery program, which allows us to move production to a back-up data center in the event of a catastrophe. Although this program is functional, it does not yet provide a real-time back-up data center, so if our primary data center shuts down, there will be a period of time that the website will remain shut down while the transition to the back-up data center takes place.

Our systems are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks and similar events. Our U.S. corporate offices and certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area and Southern California, both regions known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our service as a result of system failures.

If our security measures are compromised, or if our website is subject to attacks that degrade or deny the ability of members or customers to access our solutions, members and customers may curtail or stop use of our solutions.

Our solutions involve the storage and transmission of members’ and customers’ information, some of which may be private, and security breaches could expose us to a risk of loss of this information, which could result in potential liability and litigation. Like all websites, our website is vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our website, or the loss or unauthorized disclosure of confidential information, our members or customers may lose trust and confidence in us, and decrease the use of our website or stop using our website in its entirety. Further, outside parties may attempt to fraudulently induce employees, members or customers to disclose sensitive information in order to gain access to our information or our members’ or customers’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new members and increase engagement by existing members, cause existing members to close their accounts or existing customers to cancel their contracts, subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our operating results.

Our core value of putting our members first may conflict with the short-term interests of our business.

One of our core values is to make decisions based on the best interests of our members, which we believe is essential to our success in increasing our member growth rate and engagement and in serving the best, long-term interests of the company and our stockholders. Therefore, in the past, we have forgone, and may in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of our members, even if our decision negatively impacts our operating results in the short term. In addition, as part of our philosophy of putting our members first, as long as our members are adhering to our terms of service, this philosophy may cause disagreements, or negatively impact our relationships, with our existing or prospective customers. This could result in enterprises and professional organizations blocking access to our website or refusing to purchase our hiring or marketing solutions or premium subscriptions. Our decisions may not result in the long-term benefits that we expect, in which case our member engagement, business and operating results could be harmed.

The number of our registered members is higher than the number of actual members, and a substantial majority of our page views are generated by a minority of our members.

The number of registered members in our network is higher than the number of actual members because some members have multiple registrations, other members have died or become incapacitated, and others may have registered under fictitious names. Given the challenges inherent in identifying these accounts, we do not have a reliable system to accurately identify the number of actual members, and thus we rely on the number of registered members as our measure of the size of our network. Further, a substantial majority of our members do not visit our website on a monthly basis, and a substantial majority of our page views are generated by a minority of our members. If the number of our actual members does not meet our expectations or we are unable to increase the breadth and frequency of our visiting members, then our business may not grow as fast as we expect, which will harm our operating and financial results and may cause our stock price to decline.

If our members’ profiles are out-of-date, inaccurate or lack the information that users and customers want to see, we may not be able to realize the full potential of our network, which could adversely impact the growth of our business.

If our members do not update their information or provide accurate and complete information when they join LinkedIn or do not establish sufficient connections, the value of our network may be negatively impacted because our value proposition as a professional network and as a source of accurate and comprehensive data will be weakened. For example, customers of our hiring solutions may not find members that meet their qualifications or may misidentify a candidate as having such qualifications, which could result in mismatches that erode customer confidence in our solutions. Similarly, incomplete or outdated member information would diminish the ability of our marketing solutions customers to reach their target audiences and our ability to provide our customers with valuable insights. Therefore, we must provide features and products that demonstrate the value of our network to our members and motivate them to contribute additional, timely and accurate information to their profile and our network. If we fail to successfully motivate our members to do so, our business and operating results could be adversely affected.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

We receive, store and process personal information and other member data, and we enable our members to share their personal information with each other and with third parties. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other member data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or our policies, such violations may also put our members’ information at risk and could in turn have an adverse effect on our business.

Public scrutiny of Internet privacy issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to our members and customers, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.

Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our members share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of data our members choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that our members voluntarily share with us.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and abroad, including laws regarding data retention, privacy and consumer protection, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection and other matters that may be applicable to our business. It is also likely that as our business grows and evolves and our solutions are used in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

We expect our operating results to fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet the expectations of securities analysts or investors.

Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance because of a variety of factors, some of which are outside of our control. Any of these events could cause the market price of our Class A common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•	the unproven nature of our business model;

•	our commitment to putting our members first even if it means forgoing short-term revenue opportunities;

•	the cost of investing in our technology infrastructure may be greater than we anticipate;

•	our ability to increase our member base and member engagement;

•	disruptions or outages in our website availability, actual or perceived breaches of privacy, and compromises of our member data;

•	the entrance of new competitors in our market whether by established companies or the entrance of new companies;

•	changes in our pricing policies or those of our competitors;

•

macroeconomic changes, in particular, deterioration in labor markets, which would adversely impact sales of our hiring solutions, or economic growth that does not lead to job growth, for instance increases in productivity;

•	the timing and costs of expanding our field sales organization and delays or inability in achieving expected productivity;

•	our ability to increase sales of our products and solutions to new customers and expand sales of additional products and solutions to our existing customers;

•	the size and seasonal variability of our customers’ recruiting and marketing budgets;

•	the extent to which existing customers renew their agreements with us and the timing and terms of those renewals; and

•	general industry and macroeconomic conditions.

Given our short operating history and the rapidly evolving market of online professional networks, our historical operating results may not be useful to you in predicting our future operating results. We believe our rapid growth has masked the cyclicality and seasonality of our business. As our revenue growth rate slows, we expect that the cyclicality and seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate. In particular, we expect sales of hiring solutions to be weaker in the first quarter of the year due to budgetary cycles and sales of our marketing solutions to be weaker in the third quarter of the year as Internet usage during the summer months generally slows.

We expect our revenue growth rate to decline, and, as our costs increase, we may not be able to generate sufficient revenue to sustain our profitability over the long term.

From 2008 to 2010, our net revenue grew from $78.8 million to $243.1 million, which represents a compounded annual growth rate of approximately 76%. We expect that, in the future, as our net revenue increases to higher levels our revenue growth rate will decline over time, and we may not be able to generate sufficient revenue to sustain our profitability. We also expect our costs to increase in future periods, which could negatively affect our future operating results. In particular, in 2011, our philosophy is to continue to invest for future growth, and as a result we do not expect to be profitable on a GAAP basis in 2011. We expect to continue to expend substantial financial and other resources on:

•	our technology infrastructure, including website architecture, development tools scalability, availability, performance and security, as well as disaster recovery measures;

•	product development, including investments in our product development team and the development of new features;

•	sales and marketing, including a significant expansion of our field sales organization;

•	international expansion in an effort to increase our member base, engagement and sales; and

•	general administration, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. If we fail to continue to grow our revenue and overall business, our operating results and business would be harmed.

We expect to face increasing competition in the market for online professional networks from social networking sites and Internet search companies, among others, as well as continued competition for customers of our hiring and marketing solutions.

We face significant competition in all aspects of our business, and we expect such competition to increase, particularly in the market for online professional networks.

Our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on our market and could directly compete with us. Smaller companies, including application developers, could also launch new products and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets for hiring and marketing solutions to continue to focus on these areas. A number of these companies may have greater resources than us, which may enable them to compete more effectively. Additionally, users of social networks may choose to use, or increase their use of, those networks for professional purposes, which may result in those users decreasing or eliminating their use of LinkedIn. Companies that currently focus on social networking could also expand their focus to professionals. We and other companies have historically established alliances and relationships with some of these companies to allow broader exposure to users and access to data on the Internet. We may also, in the future, establish alliances or relationships with other competitors or potential competitors. To the extent companies terminate such relationships and establish alliances and relationships with others, our business could be harmed. Specifically, we compete for members, enterprises and professional organizations as discussed below.

Members—Professional Networks. The market for online professional networks is new and rapidly evolving. Other companies such as Facebook, Google, Microsoft and Twitter could develop competing solutions or partner with third parties to offer such products. We face competition from a number of smaller companies in international markets, such as Xing in Germany and Viadeo in France, that provide online professional networking solutions, as well as Internet companies in the customer relationship management market, such as Salesforce.com (Chatter and Jigsaw). Our competitors may announce new products, services or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and operating results. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results.

Enterprises and Professional Organizations—Recruiting. With respect to our hiring solutions, we compete with established online recruiting companies, such as Monster+HotJobs and CareerBuilder, talent management companies, such as Taleo, and traditional recruiting firms. If the efficiency and usefulness of our products to enterprises and professional organizations do not continue to exceed those provided by competitors, which factors are influenced by the number and engagement of our members, we will not be able to compete successfully.

Enterprises and Professional Organizations—Advertising and Marketing. With respect to our marketing solutions, we compete with online and offline outlets that generate revenue from advertisers and marketers. To the extent competitors are better able to provide advertisers with cost-effective access to attractive demographics, either through new business models or increased user volume, we may not be successful in retaining our existing advertisers or attracting new advertisers, and our business would be harmed.

Finally, other companies that provide content for professionals could develop more compelling offerings that compete with our premium subscriptions and adversely impact our ability to sell and renew subscriptions to our members.

If we fail to effectively manage our growth, our business and operating results could be harmed.

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of June 30, 2011, approximately 59% of our employees had been with us for less than one year and approximately 81% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. In particular, we intend to continue to make substantial investments to expand our research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. The risks of over-hiring or over-compensating and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could negatively affect our brand, operating results and overall business. Further, we have made changes in the past, and will in the future make changes, to our features, products and services that our members or customers may not like, find useful or agree with. We may also decide to discontinue certain features, products or services, or charge for certain features, products or services that are currently free or increase fees for any of our features, products or services. If members or customers are unhappy with these changes, they may decrease their engagement on our site, or stop using features, products or services or the site generally. They may, in addition, choose to take other types of action against us such as organizing petitions or boycotts focused on our company, our website or any of our services, filing claims with the government or other regulatory bodies, or filing lawsuits against us. Any of these actions could negatively impact our member growth and engagement and our brand, which would harm our business. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•	improving our information technology infrastructure to maintain the effectiveness of our solutions;

•

enhancing information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other and our growing base of members, enterprises and professional organizations;

•	enhancing our internal controls to ensure timely and accurate reporting of all of our operations; and

•	appropriately documenting our information technology systems and our business processes.

These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources. If we fail to implement these improvements effectively, our ability to manage our expected growth and comply with the rules and regulations that are applicable to publicly reporting companies will be impaired.

Our international operations are subject to increased challenges and risks.

We have started to expand our operations internationally, including opening several international offices and our website is available in English, as well as French, German, Italian, Portuguese, Romanian, Russian, Spanish and Turkish. We expect to significantly expand our international operations in the future by opening offices in new jurisdictions and expanding our offerings in new languages. However, we have limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to risks that we have either not faced before or increase risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees in foreign countries;

•

providing solutions across a significant distance, in different languages and among different cultures, including potentially modifying our solutions and features to ensure that they are culturally relevant in different countries;

•

increased competition from local websites and services, that provide online professional networking solutions, such as Germany-based Xing and France-based Viadeo, who may also expand their geographic footprint;

•	compliance with applicable foreign laws and regulations;

•	longer payment cycles in some countries;

•	credit risk and higher levels of payment fraud;

•	compliance with anti-bribery laws including without limitation, compliance with the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	political and economic instability in some countries, specifically in Ireland;

•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and

•	higher costs of doing business internationally.

If our revenue from our international operations, and particularly from our operations in the countries and regions on which we have focused our spending, do not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer.

Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of members, enterprises and professional organizations, or our ability to increase their level of engagement.

We have developed a strong brand that we believe has contributed significantly to the success of our business. Our brand is predicated on the idea that individual professionals will find immense value in building and maintaining their professional identities and reputations on our platform. Maintaining, protecting and enhancing the “LinkedIn” brand is critical to expanding our base of members, enterprises, advertisers, corporate customers and other partners, and increasing their engagement with our website, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality solutions, which we may not do successfully. If we do not successfully maintain a strong brand, our business could be harmed.

We may not be able to successfully halt the operations of websites that aggregate our data as well as data from other companies, including social networks, or copycat websites that have misappropriated our data in the past or may misappropriate our data in the future.

From time to time, third parties have misappropriated our data through website scraping, robots or other means and aggregated this data on their websites with data from other companies. In addition, “copycat” websites have misappropriated data on our network and attempted to imitate our brand or the functionality of our website. When we have become aware of such websites, we have employed technological or legal measures in an attempt to halt their operations. However, we may not be able to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against such websites. Regardless of whether we can successfully enforce our rights against these websites, any measures that we may take could require us to expend significant financial or other resources.

Failure to protect or enforce our intellectual property rights could harm our business and operating results.

We regard the protection of our trade secrets, copyrights, trademarks, trade dress, domain names and patents as critical to our success. In particular, we must maintain, protect and enhance the “LinkedIn” brand. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties, with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States. Effective trade secret, copyright, trademark, trade dress, domain name and patent prosecution is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We are seeking to protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which may not pursue in every location. We may, over time, increase our investment in protecting our innovations through increased patent filing that is expensive and time-consuming.

Litigation may be necessary to enforce our intellectual property rights, protect our respective trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. We may incur significant costs in enforcing our trademarks against those who attempt to imitate our “LinkedIn” brand. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed and the market price of our Class A common stock could decline.

We are, and may in the future be, subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could harm our business and operating results.

We are party to lawsuits in the normal course of business. Litigation in general is often expensive and disruptive to normal business operations. We are currently facing, and expect to face in the future, allegations and lawsuits that we have infringed the intellectual property and other rights of others, including patents, trademarks, copyrights and other rights of third parties, including privacy. Litigation, and particularly the patent infringement and class action matters we are facing, may be protracted and expensive, and the results are difficult to predict. Adverse outcomes may result in significant settlement costs or judgments, require us to modify our products and features while we develop non-infringing substitutes or require us to stop offering certain features

In addition, we use open source software in our solutions and will use open source software in the future. From time to time, we may face claims against companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our solutions, any of which would have a negative effect on our business and operating results.

Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the final outcome of any matter that we currently face will have a material adverse effect on our business. However, there can be no assurance that our expectations will prove correct, and even if these matters are not resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or, resolve them, could harm our business, our operating results, our reputation or the market price of our Class A common stock.

If we do not continue to attract new customers, or if existing customers do not renew their subscriptions, renew on less favorable terms, or fail to purchase additional solutions, we may not achieve our revenue projections, and our operating results would be harmed.

In order to grow our business, we must continually attract new customers, sell additional solutions to existing customers and reduce the level of non-renewals in our business. Our ability to do so depends in large part on the success of our sales and marketing efforts. We do not typically enter into long-term contracts with our customers, and even when we do, they can generally terminate their relationship with us. We have limited historical data with respect to rates of customer renewals, upgrades and expansions, so we may not accurately predict future trends for any of these metrics. Furthermore, unlike traditional software companies, the nature of our products and solutions is such that customers may decide to terminate or not renew their agreements with us without causing significant disruptions to their own businesses.

We must demonstrate that our hiring solutions are an important recruiting tool for enterprises and professional organizations and that our marketing solutions provide them with access to an audience of one of the most influential, affluent and highly educated audiences on the Internet. However, potential customers may not be familiar with our solutions or may prefer other more traditional products and services for their hiring, advertising and marketing needs.

The rate at which we expand our customer base or increase our customers’ renewal rates may decline or fluctuate because of several factors, including the prices of our solutions, the prices of products and services offered by our competitors, reduced hiring by our customers or reductions in their hiring or marketing spending levels due to macroeconomic or other factors and the efficacy and cost-effectiveness of our solutions. If we do not attract new customers or if our customers do not renew their agreements for our solutions, renew on less favorable terms, or do not purchase additional functionality or offerings, our revenue may grow more slowly than expected or decline.

Ultimately, attracting new customers and retaining existing customers requires that we continue to provide high quality solutions that our customers value. In particular, our hiring solutions customers will discontinue their purchases of our solutions if we fail to effectively connect them with the talent they seek, and our premium subscribers will discontinue their subscriptions if they do not find the networking and business opportunities that they value. Similarly, customers of our marketing solutions will not continue to do business with us if their advertisements do not reach their intended audiences. Therefore we must continue to demonstrate to our customers that using our marketing solutions is the most effective and cost-efficient way to maximize their results. Even if our marketing solutions are providing value to our customers, advertisers are sensitive to general economic downturns and reductions in consumer spending, among other events and trends, which generally results in reduced advertising expenditures and could adversely affect sales of our marketing solutions. If we fail to provide high quality solutions and convince customers of our value proposition, we may not be able to retain existing customers or attract new customers, which would harm our business and operating results.

Because we recognize most of the revenue from our hiring solutions and our premium subscriptions over the term of the agreement, a significant downturn in these businesses may not be immediately reflected in our operating results.

We recognize revenue from sales of our hiring solutions and premium subscriptions over the terms of the agreements, which is typically 12 months. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in the sales of these offerings may not be reflected in our short-term results of operations.

We depend on world class talent to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.

Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain world class talent. Our ability to execute efficiently is dependent upon contributions from all of our employees, in particular our senior management team. Key institutional knowledge remains with a small group of long-term employees and directors whom we may not be able to retain. We may not be able to retain the services of any of our long-term employees or other members of senior management in the future. We do not have employment agreements other than offer letters with any key employee, and we do not maintain key person life insurance for any employee. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed.

Our growth strategy also depends on our ability to expand and retain our organization with world class talent. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources is intense, particularly in the San Francisco Bay Area, where our headquarters is located. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

We believe that our culture has the potential to be a key contributor to our success. From 2009 to 2010, we doubled the size of our workforce, and we expect to continue to hire aggressively as we expand, especially in field sales and internationally. If we do not continue to develop our corporate culture as we grow and evolve, including maintaining our culture of transparency with our employees, it could harm our ability to foster the innovation, creativity and teamwork we believe we need to support our growth. In addition, we completed our initial public offering in May 2011. As a result, employees who have been with us for a relatively long period of time may be able to realize substantial financial gains in connection with the sale of their shares from the exercise of their vested options, which could result in the loss of key employees. There may also be disparities of wealth between those of our employees whom we hired prior to our initial public offering in May 2011 and those who joined us after we became a public company, which could adversely impact relations among employees and our culture in general.

Many individuals are using devices other than personal computers to access the Internet. If users of these devices do not widely adopt solutions we develop for these devices, our business could be adversely affected.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, personal digital assistants, smart phones and handheld tablets or computers, has increased dramatically in the past few years and is projected to continue to increase. If we are unable to develop mobile solutions to meet the needs of our users, our business could suffer. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such devices.

The effectiveness of our marketing solutions depends in part on our relationships with advertising serving technology companies.

We rely, in part, on advertising serving technology companies to deliver our marketing solutions product. Our agreements with these companies may not be extended or renewed after their respective expirations, or we may not be able to extend or renew our agreements on terms and conditions favorable to us. If these agreements are terminated, we may not be able to enter into agreements with alternative companies on acceptable terms or on a timely basis or both, which could negatively impact revenue from our marketing solutions.

Enterprises or professional organizations, including governmental agencies, may restrict access to our website, which could lead to the loss or slowing of growth in our member base or the level of member engagement.

Our solutions depend on the ability of our members to access the Internet and our website. Enterprises or professional organizations, including governmental agencies, could block access to our website or the Internet generally for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit listing the employers’ names on the employees’ LinkedIn profiles in order to minimize the risk that employees will be contacted and hired by other employers. For example, the government of the People’s Republic of China previously blocked access to our site in China for a short period of time. We cannot assure you that the Chinese government will not block access to one or more of our features and products or our entire site in China for a longer period of time or permanently. If these entities block or limit access to our website or adopt policies restricting our members from providing us with accurate and up-to-date information, the value of our network could be negatively impacted, which would adversely affect our ability to offer compelling hiring and marketing solutions and subscriptions to our members, enterprises, professional organizations and customers.

If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our member engagement could decline.

We depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our members to use our website, or if our competitors’ SEO efforts are more successful than ours, overall growth in our member base could slow, member engagement could decrease, and we could lose existing members. These modifications may be prompted by search engine companies entering the online professional networking market or aligning with competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our website would harm our business and operating results.

Our growth depends in part on the success of our strategic relationships with third parties.

We anticipate that we will continue to depend on relationships with various third parties, including technology and content providers to grow our business. Identifying, negotiating and documenting relationships with third parties require significant time and resources, as does integrating third-party content and technology. Our agreements with technology and content providers and similar third parties are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to these parties to favor their solutions or may prevent us from developing strategic relationships with these parties. In addition, these third parties may not perform as expected under our agreements with them, and we have had, and may in the future have, disagreements or disputes with these parties, which could negatively affect our brand and reputation. It is possible that these third parties may not be able to devote the resources we expect to the relationship. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our operating results would suffer. Even if we are successful, these relationships may not result in improved operating results.

If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. dollar. Fluctuations in the exchange rates between the U.S. dollar and those other currencies could result in the dollar equivalent of such expenses being higher and/or the dollar equivalent of such foreign-denominated revenue being lower than would be the case if exchange rates were stable. This could have a negative impact on our reported operating results. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

The intended tax benefits of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.

Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to reduce our worldwide effective tax rate. The application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which could increase our worldwide effective tax rate and harm our financial position and results of operations.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

The current administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed new legislation. Changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to the large and expanding scale of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing solutions, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

Risks Related to Our Class A Common Stock

The dual class structure of our common stock as contained in our charter documents has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founders and our executive officers, employees and directors and their affiliates, and limiting our other stockholders’ ability to influence corporate matters.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 99.0% of the voting power of our outstanding capital stock as of June 30, 2011. Our co-founder and Chair, Reid Hoffman, controlled approximately 19.7% of our outstanding shares of Class A and Class B common stock, representing approximately 21.5% of the voting power of our outstanding capital stock, as of June 30, 2011, and therefore has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters for the foreseeable future.

In addition, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent as little as 10% of the combined voting power of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit our Class A stockholders’ ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, Mr. Hoffman retains a significant portion of his holdings of Class B common stock for an extended period of time, he could, in the future, control a majority of the combined voting power of our Class A and Class B common stock. As a board member, Mr. Hoffman owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Hoffman is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

Our share price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in May 2011 at a price of $45.00 per share, our stock price has ranged from $60.14 to $122.70 through July 29, 2011. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

•	our small public float relative to the total number of shares of our Class A and Class B common stock that are issued and outstanding;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	sales of our Class A or Class B common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	the expiration of contractual lock-up agreements;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	changes in projected operational and financial results;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our solutions;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations or new offerings by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•	additions or departures of key personnel; and

•	general economic and market conditions.

Furthermore, the stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

There may be a limited market for investors in our industry.

There are very few publicly traded companies in the social and professional networking and related industries at this time, and, in fact, we were among the first social networking companies to go public. In addition, other companies in our industry are in the process of going public, and others may do so in the relatively near future. Investors may have limited funds to invest in the social and professional networking sector, and as publicly traded securities in these industries become more available, investors who have purchased or may in the future purchase securities in this sector may choose to sell LinkedIn securities that they have already purchased in favor of these other companies, and/or choose to invest in other companies, including our competitors. As a result, demand for our Class A common stock could decline, which would result in a corresponding decline in our stock price.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

We have a small public float relative to the total number of shares of our Class A and Class B common stock that are issued and outstanding and a substantial majority of our issued and outstanding shares are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers.

Upon completion of the release of the underwriters’ lockup from our IPO, currently expected to occur in mid to late November 2011, approximately 93.4 million shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. Sales of substantial amounts of our Class A common stock in the public market following the release of the lock-up or otherwise, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 100,000,000 shares of undesignated preferred stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors, or our Chief Executive Officer;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•

require the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation; and

•	reflect two classes of common stock, as discussed above.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our Class A common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company that is subject to these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

We are obligated to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for fiscal 2012. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

From April 1, 2011 through June 30, 2011, we granted to employees options to purchase an aggregate of 1,499,080 shares of common stock under our Amended and Restated 2003 Stock Incentive Plan (the “2003 Plan”), at an exercise price of $22.59 per share.

From April 1, 2011 through June 30, 2011, we granted to certain directors options to purchase an aggregate of 60,000 shares of common stock under the 2003 Plan at an exercise price of $22.59 per share.

From April 1, 2011 through June 30, 2011, we issued and sold to employees, consultants and other service providers an aggregate of 505,461 shares of common stock upon the exercise of options under the 2003 Plan at exercise prices ranging from $0.0567 to $19.63 per share, for an aggregate exercise price of approximately $1.8 million.

From April 1, 2011 through June 30, 2011, we issued and sold to certain directors an aggregate of 60,000 shares of common stock upon the exercise of options under the 2003 Plan at an exercise price of $22.59 per share, for an aggregate exercise price of approximately $1.4 million.

(b) Use of Proceeds from Public Offering of Common Stock

            On May 24, 2011, we closed our IPO, in which we sold 6,003,804 shares of common stock at a price to the public of $45.00 per share. The aggregate offering price for shares sold in the offering was approximately $270.2 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-171903), which was declared effective by the SEC on May 18, 2011. The offering commenced as of May 18, 2011 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, J.P. Morgan Securities LLC, Allen & Company LLC and UBS Securities LLC acted as the underwriters. We raised approximately $248.5 million in net proceeds after deducting underwriting discounts and commissions of approximately $17.9 million and other offering expenses of approximately $3.8 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 19, 2011 pursuant to Rule 424(b). We invested the funds received in registered money market funds and U.S. treasury securities.

c) Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of unvested shares of our Class B common stock made pursuant the 2003 Plan. No shares of our Class A common stock were repurchased during the period.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1-April 30, 2011	—	—	—	—
May 1-May 31, 2011	5,751	$0.61	—	—
June 1-June 30, 2011	—	—	—	—

Total	5,751	$0.61	—	—

(1)	Under the 2003 Plan, participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 6. Exhibits

Exhibit Number

10.1	Form of Restricted Stock Unit Award Agreement Under 2011 Equity Incentive Plan.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINKEDIN CORPORATION

Dated: August 9, 2011	By:	/s/ Jeffrey Weiner
Jeffrey Weiner
Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 9, 2011	By:	/s/ Steven Sordello
Steven Sordello
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number

10.1	Form of Restricted Stock Unit Award Agreement Under 2011 Equity Incentive Plan.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.