Form 10-Q
period 2011-09-30
LINKEDIN CORP
filed 2011-11-03
CIK 1271024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of October 31, 2011, there were 9,770,405 shares of the Registrant’s Class A common stock outstanding and 86,655,276 shares of the Registrant’s Class B common stock outstanding.

LINKEDIN CORPORATION

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$366,806	$92,951
Short-term investments	20,922	—
Accounts receivable (net of allowance for doubtful accounts of $4,022 and $2,672 at September 30, 2011 and December 31, 2010, respectively)	74,652	58,263
Deferred commissions	8,412	8,684
Prepaid expenses and other current assets	12,356	5,767
Income tax receivable	3,154	3,090
Deferred income taxes	3,451	3,451

Total current assets	489,753	172,206
Property and equipment, net	105,070	56,743
Goodwill	1,564	—
Intangible assets, net	3,769	5,232
Other assets	4,912	4,007

TOTAL ASSETS	$605,068	$238,188

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,900	$2,064
Accrued liabilities	61,142	38,003
Deferred revenue	114,127	64,985
Income tax payable	752	420

Total current liabilities	183,921	105,472
LONG TERM LIABILITIES	2,015	1,861
DEFERRED TAX LIABILITIES	14,259	6,625

Total liabilities	200,195	113,958

COMMITMENTS AND CONTINGENCIES (Note 10)
REDEEMABLE CONVERTIBLE PREFERRED STOCK (Note 11)	—	87,981
STOCKHOLDERS’ EQUITY (Note 11):
Convertible preferred stock	—	15,846
Class A and Class B common stock	10	4
Additional paid-in capital	404,529	25,074
Accumulated other comprehensive income (loss)	13	(3)
Accumulated earnings (deficit)	321	(4,672)

Total stockholders’ equity	404,873	36,249

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$605,068	$238,188

See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$139,476	$61,792	$354,448	$161,403

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	22,096	11,835	57,282	29,982
Sales and marketing	46,074	14,831	111,454	38,340
Product development	35,022	17,188	90,171	44,151
General and administrative	20,121	9,092	50,408	23,431
Depreciation and amortization	11,555	4,845	29,316	12,986

Total costs and expenses	134,868	57,791	338,631	148,890

Income from operations	4,608	4,001	15,817	12,513

Other income (expense), net	(1,788)	434	(1,328)	(269)

Income before income taxes	2,820	4,435	14,489	12,244
Provision for income taxes	4,418	475	9,496	2,176

Net income (loss)	$(1,598)	$3,960	$4,993	$10,068

Net income (loss) attributable to common stockholders	$(1,598)	$915	$4,993	$1,853

Net income (loss) per share attributable to common stockholders:
Basic	$(0.02)	$0.02	$0.07	$0.04

Diluted	$(0.02)	$0.02	$0.05	$0.04

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	96,276	42,515	69,992	42,239

Diluted	96,276	46,601	102,613	45,486

See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$4,993	$10,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,316	12,986
Provision for doubtful accounts and sales returns	1,811	1,246
Stock-based compensation	19,156	6,120
Loss on disposal of assets	346	109
Excess income tax benefit from the exercise of stock options	(289)	(127)
Changes in operating assets and liabilities:
Accounts receivable	(17,529)	(12,691)
Deferred commissions	251	(1,114)
Prepaid expenses and other assets	(6,658)	(4,530)
Accounts payable and other liabilities	20,891	7,883
Income taxes, net	7,776	(1,636)
Deferred revenue	49,142	19,611

Net cash provided by operating activities	109,206	37,925

INVESTING ACTIVITIES:
Purchases of property and equipment	(68,284)	(36,209)
Purchases of investments	(29,286)	—
Sales and maturities of investments	8,255	—
Purchases of intangible assets and acquisition, net of cash acquired	(1,860)	(4,467)
Increase in rent deposits	(2,399)	—

Net cash used in investing activities	(93,574)	(40,676)

FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	248,803	(295)
Proceeds from issuance of common stock	4,829	901
Proceeds from early exercise of employee stock options	4,995	1,866
Proceeds from exercise of warrant	—	23
Repurchase of common stock	(22)	(175)
Excess income tax benefit from the exercise of stock options	289	127

Net cash provided by financing activities	258,894	2,447

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(671)	(28)

CHANGE IN CASH AND CASH EQUIVALENTS	273,855	(332)
CASH AND CASH EQUIVALENTS — Beginning of period	92,951	89,979

CASH AND CASH EQUIVALENTS — End of period	$366,806	$89,647

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$103,827	$—

Purchases of property and equipment recorded in accounts payable and accrued liabilities	$9,056	$2,285

Deferred offering costs not yet paid	$—	$8

Vesting of early exercised stock options	$2,612	$480

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on May 19, 2011 (the “Prospectus”).

The condensed consolidated balance sheet as of December 31, 2010, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2011 or any future period.

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

Significant Accounting Policies

Short-term Investments

Short-term investments consist of U.S. treasuries and are classified as available-for-sale securities. The Company has classified all available-for-sale securities with readily available markets as short term, regardless of whether the stated maturity is greater than one year from the current balance sheet date, because of the intent to sell those securities as necessary. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment.

Goodwill

Goodwill is evaluated for impairment annually in the third quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows.

Pursuant to recent authoritative accounting guidance, the Company elects to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Through September 30, 2011, no impairment of goodwill has been identified.

With the exception of the Company’s short-term investment and goodwill policy above, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Prospectus filed on May 19, 2011.

Recently Issued Accounting Guidance

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies for the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance will not have any impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued new authoritative guidance that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this new authoritative guidance for its goodwill impairment test performed during the third quarter of 2011.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2011 and December 31, 2010, are summarized as follows (in thousands):

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$73,288	$—	$—	$73,288	$77,147	$—	$—	$77,147
Short-term investments:
U.S. treasury securities	20,922	—	—	20,922	—	—	—	—

Total	$94,210	$—	$—	$94,210	$77,147	$—	$—	$77,147

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

Supplemental pro forma information for CardMunch was not material to the Company’s financial results and therefore has not been included.

4. CASH AND INVESTMENTS

The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
September 30, 2011:
Cash	$293,518	$—	$—	$293,518
Cash equivalents:
Money market funds	73,288	—	—	73,288
Short-term investments:
U.S. treasury securities	20,906	16	—	20,922

Total cash, cash equivalents, and short-term investments	$387,712	$16	$—	$387,728

December 31, 2010:
Cash	$15,804	$—	$—	$15,804
Cash equivalents:
Money market funds	77,147	—	—	77,147

Total cash and cash equivalents	$92,951	$—	$—	$92,951

The following table presents available-for-sale investments by contractual maturity date (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$17,380	$17,390
Due after one year through two years	3,526	3,532

Total	$20,906	$20,922

5. PROPERTY AND EQUIPMENT

The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	September 30, 2011	December 31, 2010
Computer equipment	$110,689	$62,253
Software	17,917	8,443
Capitalized website and internal-use software	22,392	13,609
Furniture and fixtures	7,006	4,378
Leasehold improvements	12,238	6,450

Total	170,242	95,133
Less accumulated depreciation	(65,172)	(38,390)

Property and equipment, net	$105,070	$56,743

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2010	$—
CardMunch acquisition	1,564

Goodwill—September 30, 2011	$1,564

Other Intangible Assets

The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life
September 30, 2011:
Patent	$628	$(628)	$—	0.0 years
Developed technology	3,119	(1,210)	1,909	1.9 years
Non-compete agreements	528	(298)	230	1.1 years
Workforce in place	3,259	(1,629)	1,630	1.0 years

Total	$7,534	$(3,765)	$3,769	1.5 years

December 31, 2010:
Patent	$628	$(540)	$88	0.4 years
Developed technology	2,206	(272)	1,934	2.3 years
Non-compete agreements	424	(66)	358	1.5 years
Workforce in place	3,259	(407)	2,852	1.8 years

Total	$6,517	$(1,285)	$5,232	1.9 years

Amortization expense was $0.8 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $2.5 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.

Estimated future amortization expense as of September 30, 2011, is as follows (in thousands):

2011 (remaining three months)	$783
2012	2,499
2013	282
2014	166
2015	39

Total	$3,769

7. ACCRUED LIABILITIES

The following table presents the detail of accrued liabilities for the periods presented (in thousands):

	September 30,	December 31,
	2011	2010
Accrued vacation and employee-related expenses	$16,905	$6,215
Exercise of unvested stock options	5,922	3,563
Accrued incentives	13,964	11,807
Accrued sales tax and value-added taxes	4,122	3,638
Other accrued expenses	20,229	12,780

Total	$61,142	$38,003

8. OTHER INCOME (EXPENSE), NET

The following table presents the detail of other income (expense), net, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income	$15	$27	$43	$56
Transaction gain (loss) on foreign exchange	(1,800)	408	(1,279)	(231)
Other non-operating loss, net	(3)	(1)	(92)	(94)

Other income (expense), net	$(1,788)	$434	$(1,328)	$(269)

9. INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. Immediately prior to the consummation of the Company’s initial public offering of its Class A common stock (“IPO”) in May 2011, all outstanding shares of preferred stock and common stock were converted to Class B common stock. As a result, Class A and Class B common stock are the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions.

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income (loss) per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.

The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the conversion of Class B common stock is assumed in the computation of the diluted net income (loss) per share of Class A common stock, the undistributed earnings are equal to net income (loss) for that computation.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011		2010	2011		2010
	Class A	Class B	Class B	Class A	Class B	Class B
Basic net income (loss) per share:
Numerator:
Allocation of distributed earnings	$(151)	$(1,447)	$3,960	$323	$4,670	$10,068
Less: undistributed earnings allocated to preferred stockholders	—	—	(3,045)	—	—	(8,215)

Allocation of distributed earnings attributable to common stockholders	$(151)	$(1,447)	$915	$323	$4,670	$1,853

Denominator:
Weighted-average common shares outstanding	9,103	87,173	42,515	4,522	65,470	42,239
Basic net income (loss) per share	$(0.02)	$(0.02)	$0.02	$0.07	$0.07	$0.04

Diluted net income (loss) per share:
Numerator:
Allocation of distributed earnings (loss) for basic computation	$(151)	$(1,447)	$3,960	$323	$4,670	$10,068
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(1,447)	—	—	4,670	—	—
Reallocation of undistributed earnings to Class B shares	—	—	—	—	101	—
Less: undistributed earnings allocated to preferred stockholders	—	—	(3,045)	—	—	(8,215)

Allocation of undistributed earnings	$(1,598)	$(1,447)	$915	$4,993	$4,771	$1,853

Denominator:
Number of shares used in basic calculation	9,103	87,173	42,515	4,522	65,470	42,239
Weighted average effect of dilutive securities Add:
Conversion of preferred stock in connection with initial public offering	—	—	—	—	22,907	—
Conversion of Class B to Class A common shares outstanding	87,173	—	—	88,377	—	—
Employee stock options	—	—	4,086	9,676	9,676	3,247
Restricted stock units	—	—	—	6	—	—
Employee stock purchase plan	—	—	—	32	—	—

Number of shares used in diluted calculation	96,276	87,173	46,601	102,613	98,053	45,486
Diluted net income (loss) per share	$(0.02)	$(0.02)	$0.02	$0.05	$0.05	$0.04

The following weighted-average employee stock options were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee stock options	17,319	2,870	545	2,876
Restricted stock units	182	—	56	—
Employee stock purchase plan	75	—	—	—

Total	17,576	2,870	601	2,876

10. COMMITMENTS AND CONTINGENCIES

Office Facility Leases

The Company leases its office facilities under operating lease agreements, the longest of which expires in 2020.

Aggregate Future Lease Commitments

The Company’s future minimum payments under noncancelable operating leases for office facilities having initial terms in excess of one year as of September 30, 2011, are as follows (in thousands):

Year Ending December 31,	Operating Leases(1)
2011 (remaining three months)	$2,533
2012	8,608
2013	7,370
2014	6,001
2015	3,866
Thereafter	6,333

Total minimum lease payments	$34,711

(1)

Subsequent to September 30, 2011, the Company extended its Mountain View, California lease for existing office premises as well as leased additional office premises, which includes a new building to be constructed by the landlord. The lease term has been extended by ten years from the date of delivery of the newly constructed building. Total future incremental lease payments are approximately $165.1 million.

Legal Proceedings

The Company is subject to legal proceedings arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material effect on the Company’s business, financial position, results of operations or cash flows.

11. STOCKHOLDERS’ EQUITY

Initial Public Offering

In May 2011, the Company closed its IPO of 9,016,000 shares of its Class A common stock, which included 6,003,804 shares of Class A common stock sold by the Company (inclusive of 1,176,000 shares of Class A common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 3,012,196 shares of Class A common stock sold by the selling stockholders. The public offering price of the shares sold in the offering was $45.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to the Company were $270.2 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $248.4 million.

Immediately prior to the consummation of the IPO, all outstanding shares of convertible preferred stock and common stock were converted into shares of Class B common stock. As a result, following the IPO, the Company has two classes of authorized common stock; Class A common stock and Class B common stock.

The following table presents the shares authorized and issued and outstanding as of the periods presented:

	September 30, 2011		December 31, 2010
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference
					(in thousands)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, Series C, $0.0001 par value	—	—	4,357,644	4,357,644	$12,811
Redeemable convertible preferred stock, Series D, $0.0001 par value	—	—	6,800,349	6,599,987	$75,702
Stockholders’ equity:
Convertible preferred stock, Series A, $0.0001 par value	—	—	17,238,579	17,238,579	$5,516
Convertible preferred stock, Series B, $0.0001 par value	—	—	17,450,991	17,450,991	$9,947
Preferred stock, $0.0001 par value	100,000,000	—	—	—	—
Class A common stock, $0.0001 par value	1,000,000,000	9,427,987	—	—	—
Class B common stock, $0.0001 par value	120,000,000	86,856,372	—	—	—
Common stock, $0.0001 par value	1,000,000,000	—	120,000,000	43,308,742	—

Equity Incentive Plans

The Company has two equity incentive plans: the Amended and Restated 2003 Stock Incentive Plan (the “2003 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”). Upon the IPO, all shares that were reserved under the 2003 Plan but not issued were assumed by the 2011 Plan and, following the IPO, any shares subject to options or other similar awards granted under the 2003 Plan that expire, are forfeited, are repurchased by us or otherwise terminate unexercised will become available under the 2011 Plan up to an aggregate of 31,828,939 shares, including 2,000,000 shares that were reserved under the 2011 Plan. No additional shares will be issued under the 2003 Plan. Under the 2011 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and/or performance shares. The ISOs and NSOs will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Options granted generally are exercisable up to 10 years. In the three months ended June 30, 2011, the Company began granting RSUs, which generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest quarterly thereafter.

Early Exercise of Stock Options

The Company typically allows employees to exercise options granted under the 2003 Plan prior to vesting. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options (see Note 7, Accrued Liabilities), and reclassified to common stock as the Company’s repurchase right lapses. As of September 30, 2011 and December 31, 2010, 998,663 and 981,172 shares held by employees and directors were subject to repurchase at an aggregate price of $5.9 million and $3.6 million, respectively.

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

A summary of stock option activity for the nine months ended September 30, 2011, is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted- Average Exercise Price
Outstanding—December 31, 2010	15,202,015	$3.97
Granted	4,011,305	24.22
Exercised	(1,343,601)	4.66
Canceled or expired	(667,283)	7.51

Outstanding—September 30, 2011	17,202,436	$8.50	7.90	$1,197,135

Options vested and expected to vest as of September 30, 2011	16,335,211	$8.08	7.85	$1,143,650

Options vested and exercisable as of September 30, 2011	6,559,613	$2.86	6.93	$493,422

Aggregate intrinsic value represents the difference between the Company’s closing stock price of $78.08 on September 30, 2011 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $1.8 million and $1.8 million for the three months ended September 30, 2011 and 2010, respectively, and $28.3 million and $3.6 million for the nine months ended September 30, 2011 and 2010, respectively. The weighted-average grant date fair value of options granted was $47.17 and $4.34 for the three months ended September 30, 2011 and 2010, respectively, and $13.13 and $3.54 for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $55.0 million, which is expected to be recognized over the next 2.58 years.

A summary of RSU activity for the nine months ended September 30, 2011, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested—December 31, 2010	—	$—
Granted	439,490	83.52
Released	—	—
Canceled or expired	(4,400)	83.72

Unvested—September 30, 2011	435,090	$83.52

As of September 30, 2011, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $29.3 million, which is expected to be recognized over the next 4.00 years.

Stock-Based Compensation

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Volatility	55%	55%	55%	58%
Expected dividend yield	—	—	—	—
Risk-free rate	1.30%	1.54%	2.59%	2.19%
Expected term (in years)	6.08	6.08	6.07	6.08

The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP during the periods presented:

Nine Months Ended September 30,
2011
Volatility	75%
Expected dividend yield	—
Risk-free rate	0.08%
Expected term (in years)	0.5

The following table presents the effects of stock-based compensation related to stock-based awards to employees and nonemployees on the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$469	$122	$964	$301
Sales and marketing	2,577	317	5,780	844
Product development	3,711	790	8,202	2,155
General and administrative	1,741	1,002	4,210	2,820

Total stock-based compensation	8,498	2,231	19,156	6,120
Tax benefit from stock-based compensation	(1,543)	(364)	(3,339)	(1,064)

Total stock-based compensation, net of tax effect	$6,955	$1,867	$15,817	$5,056

The Company capitalized stock-based compensation as website development costs of $0.2 million and $0.1 million in the three months ended September 30, 2011 and 2010, and $0.4 million and $0.2 million in the nine months ended September 30, 2011 and 2010, respectively. Management modified or accelerated the vesting terms for certain employee options, which resulted in additional stock-based compensation expense of $0.7 million and $1.4 million in the three and nine months ended September 30, 2011, respectively. There were no material modifications to stock option awards during 2010.

12. INCOME TAXES

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded income tax expense of $4.4 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, and $9.5 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively.

The tax provision and the effective tax rate increased in the three and nine months ended September 30, 2011 compared to the same periods last year, primarily due to the increases in income before taxes and non-deductible stock-based compensation expense during the third quarter and fiscal 2011. The effective tax rates for the three and nine months ended September 30, 2011 are not necessarily indicative of the effective tax rates that may be expected for the fiscal year ended December 31, 2011. The Company has computed the provision for income taxes based on the actual year-to-date effective tax rate by applying the discrete method.

Factors that impact the income tax provision include, but are not limited to, stock-based compensation expense, recognition of research and development tax benefits and discrete tax benefits arising from the disqualified disposition of certain stock-based compensation awards.

13. INFORMATION ABOUT REVENUE AND GEOGRAPHIC AREAS

Revenue by geography is based on the shipping address of the customer. The following tables present the Company’s revenue by product line and geographic region for the periods presented (in thousands):

Net revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue by product:
Hiring Solutions	$70,995	$27,274	$175,948	$65,926
Marketing Solutions	40,072	18,836	106,325	51,370
Premium Subscriptions	28,409	15,682	72,175	44,107

Total	$139,476	$61,792	$354,448	$161,403

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue by geographic location:
United States	$94,005	$45,730	$241,864	$118,564
International (1)	45,471	16,062	112,584	42,839

Total	$139,476	$61,792	$354,448	$161,403

(1)	No country exceeded 10% of total revenue during any of the periods presented.

No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.

14. EMPLOYEE BENEFIT PLAN

The Company has established a 401(k) tax-deferred savings plan covering all employees who satisfy certain eligibility requirements. The 401(k) plan allows each participant to, up to the annual limits established by the Internal Revenue Service, defer up to 75% of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. Effective January 1, 2011, the Company has elected to match any contributions made by the employees, including executives, up to 1.5% of an employee’s total annual compensation. In the nine months ended September 30, 2011, matching contributions were not material.

15. SUBSEQUENT EVENTS

In October 2011, the Company acquired two companies for an aggregate purchase price of $15.7 million. The Company has not yet obtained all of the information required to complete the initial purchase price allocations, but expects to complete them during the fourth quarter. These acquisitions were not significant individually or in aggregate, and are not expected to have a material impact to the Company’s condensed consolidated balance sheets and results of operations.

In October 2011, the Company entered into the Sixth Amendment to its lease (the “Lease Amendment”) for its Mountain View, California headquarters. In addition to the office premises the Company currently occupies, the Lease Amendment provides for the lease of an additional 158,000 square feet effective January 1, 2012. The Lease Amendment also covers 70,000 square feet in a new building that is to be constructed by the landlord. Under the Lease Amendment, the Company’s lease with respect to the existing office premises, the additional office premises, and the new building premises will be extended by ten years. Total future incremental lease payments under the Lease Amendment are approximately $165.1 million.

In November 2011, the Compensation Committee of the Company’s Board of Directors and the Company’s Board of Directors approved 175,020 RSUs and 8,180 stock option grants for an aggregate of 183,200 shares of Class A common stock. The RSUs and stock options were granted under the 2011 Plan. The RSUs generally vest over a four-year period with 25% vesting at the end of one year and the remaining to vest quarterly thereafter. The stock options generally vest over a four-year period with 25% vesting at the end of one year and the remaining to vest monthly thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on May 19, 2011.

Overview

We are the world’s largest professional network on the Internet and currently have more than 130 million members in over 200 countries and territories. Through our proprietary platform, members are able to create, manage and share their professional identity online, build and engage with their professional network, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful.

In May 2011, we closed our initial public offering (“IPO”), at which time we sold a total of 6,003,804 shares of our Class A common stock and certain of our stockholders sold a total of 3,012,196 shares of our Class A common stock. We received cash proceeds of $248.4 million, net of underwriting discounts and commissions and other costs associated with the offering.

In the three and nine months ended September 30, 2011, we achieved significant growth as compared to the same periods in 2010 as our network of registered members continues to increase and we continue to benefit from our expanded product offerings. Our net revenue was $139.5 million and $354.4 million for the three and nine months ended September 30, 2011, which represented an increase of 126% and 120%, respectively, from the three and nine months ended September 30, 2010. Our future growth will depend, in part, on our ability to increase our member base and member engagement, which we believe will result in increased sales of our hiring solutions, marketing solutions and premium subscriptions to new and existing customers.

In the fourth quarter of 2011, our philosophy is to continue to invest for long-term growth. We expect to continue to invest heavily in our product development efforts to enable our members and customers to derive more value from our platform. In addition, we expect to continue to aggressively expand our field sales organization to market our solutions both in the United States and internationally. We also expect to continue to make significant capital expenditures to upgrade our technology and network infrastructure to improve the ability of our website to handle expected increases in usage and to enable the release of new features and solutions. To support these efforts, we expect to increase our workforce which will result in an increase of headcount related expenses, including stock-based compensation. As of September 30, 2011, we had 1,797 employees, which represented an increase of 108% compared to the same period last year. As a result of our investment philosophy, we do not expect to be profitable on a U.S. generally accepted accounting principles (“GAAP”) basis in 2011.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies for the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance will not have any impact on our consolidated financial statements.

In September 2011, the FASB issued new authoritative guidance that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this new authoritative guidance for our goodwill impairment test performed during the third quarter of 2011.

Key Business Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe our number of registered members, unique visitors and page views were positively impacted by the completion of our IPO during the nine months ended September 30, 2011.

•

Number of Registered Members. We define the number of registered members in our network as the number of individual users who have created a member profile on our website as of the date of measurement. We believe the number of registered members is a key indicator of growth of our network and our ability to receive the benefits of the network effects resulting from such growth.

The following table presents the number of registered members as of the periods presented:

	September 30, 2011	December 31, 2010	% Change
	(in thousands)
Number of registered members	131,186	90,437	45%

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

The following table presents the number of unique visitors (average monthly number over the periods presented) during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(in millions)			(in millions)
Unique Visitors	88	53	66%	81	48	69%

•

Page Views. We define page views as the number of pages on our website that users view during the measurement period based on data provided by comScore. Similar to unique visitors, we believe page views is a key indicator for gaining insight into whether we are increasing member engagement and whether our members are deriving value from our solutions.

The following table presents the number of page views during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(in millions)			(in millions)
Page views	7,607	5,031	51%	21,785	12,582	73%

We also track page views internally, which includes mobile page views and accounts for traffic to our website that comScore does not capture, such as our people searches on LinkedIn. In the three and nine months ended September 30, 2011, the number of internally tracked page views increased 89% and 89% respectively, over the three and nine months ended September 30, 2010.

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

The following table presents the number of LinkedIn Corporate Solutions customers as of the periods presented:

	September 30, 2011	December 31, 2010	% Change
LinkedIn Corporate Solutions customers	7,366	3,865	91%

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

The following table presents our net revenue by field sales and online sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	($ in thousands)
Field sales	$74,465	53%	$33,552	54%	$191,792	54%	$87,438	54%
Online sales	65,011	47%	28,240	46%	162,656	46%	73,965	46%

	$139,476	100%	$61,792	100%	$354,448	100%	$161,403	100%

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed adjusted EBITDA, a non-GAAP financial measure. The table below presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(1,598)	$3,960	$4,993	$10,068
Provision for income taxes	4,418	475	9,496	2,176
Other (income) expense, net	1,788	(434)	1,328	269
Depreciation and amortization	11,555	4,845	29,316	12,986
Stock-based compensation	8,498	2,231	19,156	6,120

Adjusted EBITDA	$24,661	$11,077	$64,289	$31,619

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of net revenue for those periods (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(As a percentage of revenue)
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16	19	16	19
Sales and marketing	33	24	31	24
Product development	25	28	25	27
General and administrative	14	15	14	15
Depreciation and amortization	8	8	8	8

Total costs and expenses	97	94	96	92

Income from operations	3	6	4	8
Other income (expense), net	(1)	1	—	—

Income before income taxes	2	7	4	8
Provision for income taxes	3	1	3	1

Net income (loss)	(1)%	6%	1%	6%

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

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change
	($ in thousands)			($ in thousands)
Revenue by product:
Hiring Solutions	$70,995	$27,274	160%	$175,948	$65,926	167%
Marketing Solutions	40,072	18,836	113%	106,325	51,370	107%
Premium Subscriptions	28,409	15,682	81%	72,175	44,107	64%

Total	$139,476	$61,792	126%	$354,448	$161,403	120%

Percentage of revenue by product:
Hiring Solutions	51%	44%		50%	41%
Marketing Solutions	29%	31%		30%	32%
Premium Subscriptions	20%	25%		20%	27%

Total	100%	100%		100%	100%

Total net revenue increased $77.7 million in the three months ended September 30, 2011 compared to the same period last year. Net revenue from our hiring solutions increased $43.7 million as a result of an overall increase in professional hiring demand and further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 159% increase in the number of LinkedIn Corporate Solutions customers as of September 30, 2011 compared to September 30, 2010. Net revenue from our marketing solutions increased $21.2 million due to the productivity of our expanded field sales organization and growth in our self service advertising solutions, both of which are positively impacted by increases in the number of our registered members and page views on our website. During the same period, net revenue from our premium subscriptions increased $12.7 million, as a result of an increase in the number of premium subscribers.

Total net revenue increased $193.0 million in the nine months ended September 30, 2011 compared to the same period last year. Net revenue from our hiring solutions increased $110.0 million as a result of an overall increase in professional hiring demand and further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 159% increase in the number of LinkedIn Corporate Solutions customers as of September 30, 2011 compared to September 30, 2010. Net revenue from our marketing solutions increased $55.0 million due to the productivity of our expanded field sales organization and growth in our self service advertising solutions, both of which are positively impacted by increases in the number of our registered members and page views on our website. During the same period, net revenue from our premium subscriptions increased $28.1 million, as a result of an increase in the number of premium subscribers.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$22,096	$11,835	87%	$57,282	$29,982	91%
Percentage of net revenue	16%	19%		16%	19%

Headcount (at period end):	255	129	98%	255	129	98%

In the three months ended September 30, 2011, cost of revenue increased $10.3 million compared to the same period last year. The increase was primarily attributable to increases in headcount related expenses of $3.7 million, web hosting service expenses of $2.0 million, direct costs of $1.3 million, facility and benefit allocations of $1.3 million, and facilities and related costs of $1.1 million.

In the nine months ended September 30, 2011, cost of revenue increased $27.3 million compared to the same period last year. The increase was primarily attributable to increases in headcount related expenses of $9.1 million, web hosting service expenses of $5.4 million, direct costs of $3.2 million, facility and employee benefit allocations of $3.2 million, certain uncollected sales and VAT taxes of $3.0 million, and facilities and related costs of $2.1 million.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)			($ in thousands)
Sale and marketing	$46,074	$14,831	211%	$111,454	$38,340	191%
Percentage of net revenue	33%	24%		31%	24%

Headcount (at period end):	705	262	169%	705	262	169%

In the three months ended September 30, 2011, sales and marketing expenses increased $31.2 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $21.3 million as we expanded our field sales organization. We also experienced increases in facility and employee benefit allocations of $5.1 million, marketing and public relations expenses of $2.5 million, and consulting services of $2.0 million.

In the nine months ended September 30, 2011, sales and marketing expenses increased $73.1 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $52.7 million as we expanded our field sales organization. We also experienced increases in facility and employee benefit allocations of $11.6 million, marketing and public relations expenses of $5.0 million, and consulting services of $2.6 million.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)			($ in thousands)
Product development	$35,022	$17,188	104%	$90,171	$44,151	104%
Percentage of net revenue	25%	28%		25%	27%

Headcount (at period end):	584	343	70%	584	343	70%

In the three months ended September 30, 2011, product development expenses increased $17.8 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $12.6 million as a result of our focus on developing new features and products to encourage member growth and engagement. We also experienced increases in facility and employee benefit allocations of $2.4 million and consulting services of $2.2 million.

In the nine months ended September 30, 2011, product development expenses increased $46.0 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $32.8 million as a result of our focus on developing new features and products to encourage member growth and engagement. We also experienced increases in facility and employee benefit allocations of $6.9 million and consulting services of $4.8 million.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)			($ in thousands)
General and administrative	$20,121	$9,092	121%	$50,408	$23,431	115%
Percentage of net revenue	14%	15%		14%	15%

Headcount (at period end):	253	128	98%	253	128	98%

In the three months ended September 30, 2011, general and administrative expenses increased $11.0 million compared to the same period last year. The increase was primarily a result of an increase in headcount related expenses of $10.3 million to support our overall growth. We also experienced increases in facilities and related costs of $5.0 million and consulting services and legal expenses of $4.0 million. These increases were partially offset by facility and employee benefit allocations of $8.8 million.

In the nine months ended September 30, 2011, general and administrative expenses increased $27.0 million compared to the same period last year. The increase was primarily a result of an increase in headcount related expenses of $26.7 million to support our overall growth. We also experienced increases in facilities and related costs of $11.7 million and consulting and legal expenses of $8.6 million. These increases were partially offset by facility and employee benefit allocations of $21.7 million.

Depreciation and Amortization

Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized software development costs and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis as we continue to expand our technology infrastructure.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands)			($ in thousands)
Depreciation and amortization	$11,555	$4,845	138%	$29,316	$12,986	126%
Percentage of net revenue	8%	8%		8%	8%

In the three and nine months ended September 30, 2011, depreciation and amortization expense increased $6.7 million and $16.3 million, respectively, compared to the same periods last year. The increase was primarily the result of our continued investment in expanding our technology infrastructure in order to support continued growth in our member base.

Other Income (Expense), Net

Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents, investments, and foreign exchange gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Interest income	$15	$27	$43	$56
Transaction gain (loss) on foreign exchange	(1,800)	408	(1,279)	(231)
Other non-operating loss, net	(3)	(1)	(92)	(94)

Total other income (expense), net	$(1,788)	$434	$(1,328)	$(269)

In the three months ended September 30, 2011, other income (expense), net decreased $2.2 million compared to the same period last year. The decrease in other income (expense), net was largely driven by net transaction losses on foreign currency exchange.

In the nine months ended September 30, 2011, other expense, net increased $1.1 million compared to the same period last year. The increase in other expense, net was largely driven by net transaction losses on foreign currency exchange.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Provision for income taxes	$4,418	$475	$9,496	$2,176

In the three and nine months ended September 30, 2011, income tax expense increased $3.9 million and $7.3 million, respectively, compared to the same periods last year. The increases in income tax expense reflect the increases in income before taxes compared to the same periods last year. The increases in the effective tax rates were primarily due to our largest permanent difference, non-deductible stock-based compensation expense.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$68,284	$36,209
Depreciation and amortization	29,316	12,986

Cash flows provided by operating activities	$109,206	$37,925
Cash flows used in investing activities	(93,574)	(40,676)
Cash flows provided by financing activities	258,894	2,447

As of September 30, 2011, we had cash and cash equivalents of $366.8 million and short-term investments of $20.9 million. Cash and cash equivalents consist of cash and money market funds. Our investments consist of U.S. treasury securities. We believe that our existing cash and cash equivalents and investment balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Operating Activities

Operating activities provided $109.2 million of cash in the nine months ended September 30, 2011, primarily resulting from our improved operating performance. The cash flow from operating activities primarily resulted from changes in our operating assets and liabilities, with deferred revenue increasing $49.1 million and accounts payable and other liabilities increasing $20.9 million, partially offset by an increase in accounts receivable of $17.5 million and an increase in prepaid expenses and other assets of $6.7 million. The increases in our deferred revenue and accounts receivable were primarily due to our revenue growth in the nine months ended September 30, 2011. We had net income in the nine months ended September 30, 2011 of $5.0 million, which included non-cash depreciation and amortization of $29.3 million and non-cash stock-based compensation of $19.2 million.

Operating activities provided $37.9 million of cash in the nine months ended September 30, 2010, primarily resulting from our improved operating performance. The cash flow from operating activities primarily resulted from changes in our operating assets and liabilities, with deferred revenue increasing $19.6 million, partially offset by an increase in accounts receivable of $12.7 million. The increase in our deferred revenue and accounts receivable was primarily due to our revenue growth in the nine months ended September 30, 2010. We had net income in the nine months ended September 30, 2010 of $10.1 million, which included non-cash depreciation and amortization of $13.0 million and non-cash stock-based compensation of $6.1 million.

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

In the nine months ended September 30, 2011, we had net purchases of investments of $21.0 million.

Financing Activities

In the nine months ended September 30, 2011, we received $248.8 million in proceeds from our IPO, net of offering costs. With the exception of the IPO, our financing activities have consisted primarily of net proceeds from the issuance of common stock and preferred stock partially offset by the repurchase of unvested common stock.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2011.

Contractual Obligations

We lease our facilities in Mountain View, California under operating leases that expire in 2014 and 2015. We lease other facilities around the world, the longest of which expires in 2020. We have several material long-term purchase obligations outstanding with third parties. We do not have any debt or material capital lease obligations. As of September 30, 2011, our contractual obligations are as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations(1)	$34,711	$9,297	$13,783	$7,256	$4,375
Purchase obligations	$46,812	$23,424	$23,388	$—	$—

(1)

Subsequent to September 30, 2011, we extended our Mountain View, California lease for existing office premises as well as leased additional office premises, which includes a new building to be constructed by the landlord. The lease term has been extended by ten years from the date of delivery of the newly constructed building. Total future incremental lease payments are approximately $165.1 million.

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

Interest Rate Fluctuation Risk

Our cash and cash equivalents and investments consist of cash, money market funds and U.S. treasury securities. Because the majority of our portfolio consists of cash and cash equivalents, which have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. However, our fixed income investments carry a degree of interest rate risk. Fixed income investments may have their fair market value adversely impacted by a rise in interest rates. We believe a hypothetical 10% increase in interest rates as of September 30, 2011 would have an immaterial impact on our investment portfolio.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling, the euro, the Australian dollar, the Canadian dollar, and the Indian rupee. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Members—Professional Networks. The market for online professional networks is new and rapidly evolving. Other companies such as Facebook, Google, Microsoft and Twitter are developing or could develop competing solutions. Further, some of these companies are partnering with third parties to offer products and services that could compete with ours. We face competition from a number of smaller companies in international markets, such as Xing in Germany and Viadeo in France, that provide online professional networking solutions, as well as Internet companies in the customer relationship management market, such as Salesforce.com (Chatter and Jigsaw). Our competitors may announce new products, services or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and operating results. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results.

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

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of September 30, 2011, approximately 56% of our employees had been with us for less than one year and approximately 81% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. In particular, we intend to continue to make substantial investments to expand our research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. The risks of over-hiring or over-compensating and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

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

We have started to expand our operations internationally, including opening several international offices and our website is available in English, as well as French, German, Indonesian, Japanese, Portuguese, Romanian, Russian, Spanish and Turkish. We expect to significantly expand our international operations in the future by opening offices in new jurisdictions and expanding our offerings in new languages. However, we have limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to risks that we have either not faced before or increase risks that we currently face, including risks associated with:

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

We are party to lawsuits in the normal course of business. Litigation in general is often expensive and disruptive to normal business operations. We are currently facing, and expect to face in the future, allegations and lawsuits that we have infringed the intellectual property and other rights of others, including patents, privacy, trademarks, copyrights and other rights of third parties. Litigation, and particularly the patent infringement and class action matters we are facing, may be protracted and expensive, and the results are difficult to predict. Adverse outcomes may result in significant settlement costs or judgments, require us to modify our products and features while we develop non-infringing substitutes or require us to stop offering certain features

In addition, we use open source software in our solutions and will use open source software in the future. From time to time, we may face claims against companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our solutions, any of which would have a negative effect on our business and operating results.

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

We believe that our culture has the potential to be a key contributor to our success. From 2009 to 2010, we doubled the size of our workforce, and we expect to continue to hire aggressively as we expand, especially in field sales and internationally. If we do not continue to develop our corporate culture as we grow and evolve, including maintaining our culture of transparency with our employees, it could harm our ability to foster the innovation, creativity and teamwork we believe we need to support our growth. In addition, we completed our initial public offering in May 2011. As a result, employees who have been with us for longer than a year may be able to realize substantial financial gains in connection with the sales of their shares from the exercise of their vested options, which could result in a loss of employees. There will likely be disparities of wealth between those of our employees whom we hired prior to our initial public offering in May 2011 and those who joined us after we became a public company, which could adversely impact relations among employees and our culture in general.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 98.9% of the voting power of our outstanding capital stock as of September 30, 2011. Our co-founder and Chair, Reid Hoffman, controlled approximately 19.7% of our outstanding shares of Class A and Class B common stock, representing approximately 21.6% of the voting power of our outstanding capital stock, as of September 30, 2011, and therefore has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters for the foreseeable future.

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

Our stock price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in May 2011 at a price of $45.00 per share, our stock price has ranged from $60.14 to $122.70 through November 2, 2011. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

•	our small public float relative to the total number of shares of our Class A and Class B common stock that are issued and outstanding;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	sales of our Class A or Class B common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	the expiration of contractual lock-up agreements;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our solutions, including changes related to privacy issues;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations or new solutions by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•	additions or departures of key personnel; and

•	general economic and market conditions.

Furthermore, the stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

Upon the release of the underwriters’ lock-up from our IPO, which will occur in late November 2011, approximately 93 million shares, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act, would be eligible for sale, subject to reduction in the event we complete a follow-on public offering for which we have filed a Registration Statement on Form S-1, and if this follow-on offering does occur prior to the release of the IPO lock-up, a significant number of shares will still be released in late November, though the stockholders who participate in the follow-on offering will be subject to a lock-up agreement for an additional 90-day period. Some of our employees, including all of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our Class A common stock. These plans provide for sales to occur from time to time after the expiration of the lock-up period related to our initial public offering, which period is scheduled to expire on November 20, 2011. If the follow-on offering referenced above moves forward, sales of shares under those plans by our executives, as well as any other employee who has entered into a plan who participates as a selling stockholder in the offering, will not be made during the 90-day lock-up period related to the offering. However, if the offering is terminated prior to November 20, 2011, sales under the plans would proceed. Sales of substantial amounts of our Class A common stock in the public market following the release of lock-up restrictions or otherwise, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Use of Proceeds from Public Offering of Common Stock

On May 24, 2011, we closed our IPO, in which we sold 6,003,804 shares of Class A common stock at a price to the public of $45.00 per share. The aggregate offering price for shares sold in the offering was approximately $270.2 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-171903), which was declared effective by the SEC on May 18, 2011. The offering commenced as of May 18, 2011 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, J.P. Morgan Securities LLC, Allen & Company LLC and UBS Securities LLC acted as the underwriters. We raised approximately $248.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $17.9 million and other offering expenses of approximately $3.8 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering. The proceeds are being used for working capital and general corporate purposes, and we invested the funds received in registered money market funds and U.S. treasury securities.

b) Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of unvested shares of our Class B common stock made pursuant the 2003 Plan. No shares of our Class A common stock were repurchased during the period.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1- July 31, 2011	4,404	$2.99	—	—
August 1- August 31, 2011	500	$2.32	—	—
September 1- September 30, 2011	—	—	—	—

Total	4,904	$2.92	—

(1)	Under the 2003 Plan, participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 5. Other Information

Some of our employees, including all of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our Class A common stock. These plans permit the automatic trading of our Class A common stock by an independent person (such as a stockbroker) who is not aware of material, nonpublic information at the time of the trade and generally provide for sales to occur from time to time after the expiration of the lock-up period related to our initial public offering, which period is scheduled to expire on November 20, 2011. We have filed a Registration Statement on Form S-1 for a potential follow-on public offering, and if the offering proceeds, sales of shares under those plans by our executives, as well as any other employee who has entered into a plan who participates as a selling stockholder in the offering, will not be made during the 90-day lock-up period related to the offering. However, if the offering is terminated prior to November 20, 2011, sales under the plans would proceed.

Item 6. Exhibits

Exhibit Number

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

LINKEDIN CORPORATION

Dated: November 3, 2011	By:	/s/ Jeffrey Weiner
Jeffrey Weiner
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 3, 2011	By:	/s/ Steven Sordello
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