Form 10-K
period 2011-12-31
LINKEDIN CORP
filed 2012-03-02
CIK 1271024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35168

LinkedIn Corporation

(Exact name of registrant as specified in its charter)

Delaware	47-0912023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2029 Stierlin Court

Mountain View, CA 94043

(Address of principal executive offices) (Zip code)

(650) 687-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.0001 per share	New York Stock Exchange LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was $3,986,708,446.

As of February 22, 2012, there were 42,538,400 shares of the registrant’s Class A common stock outstanding and 59,878,788 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2011.

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to:

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to increase engagement of our solutions by our members, enterprises and professional organizations;

•	our ability to protect our users’ information and adequately address privacy concerns;

•	our ability to maintain an adequate rate of revenue growth;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our ability to retain our existing subscribers and our hiring and marketing solutions customers;

•	our ability to successfully enter new markets and manage our international expansion;

•	to maintain, protect and enhance our brand and intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	the attraction and retention of qualified employees and key personnel; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appear in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Overview

We are the world’s largest professional network on the Internet with more than 150 million members in over 200 countries and territories as of the date of this Annual Report on Form 10-K. Through our proprietary platform, members are able to create, manage and share their professional identity online, build and engage with their professional network, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. We believe we are the most extensive, accurate and accessible network focused on professionals.

Our comprehensive platform provides members with solutions, including applications and tools, to search, connect and communicate with business contacts, learn about attractive career opportunities, join industry groups, research organizations and share information. At the core of our platform are our members, who create profiles that serve as their professional profiles and are accessible by any other member, as well as (unless a member chooses otherwise) anyone with an Internet connection. We believe that our platform allows our members to compete more effectively, make better decisions faster and manage their careers to achieve their full potential. The cornerstone of our business strategy is to focus on our members first. We provide the majority of our solutions to our members at no cost. We believe this approach provides the best way to continue to build a critical mass of members, resulting in beneficial network effects that promote greater utilization of our solutions, higher levels of engagement and increased value for all of our members.

We generate revenue from enterprises and professional organizations by selling our hiring solutions and marketing solutions offline through our field sales organization or online on our website. We also generate revenue from members, acting as individuals or on behalf of their enterprise or professional organization, who subscribe to our premium services. We strive to ensure that our hiring solutions, marketing solutions and premium subscriptions provide both a high level of value for our customers and also a high degree of relevance for our members. We believe this monetization strategy properly aligns objectives among members, customers and our entire network and supports our financial objective of sustainable revenue and earnings growth over the long term.

We were incorporated in Delaware in March 2003 under the name LinkedIn, Ltd. and changed our name to LinkedIn Corporation in January 2005. Our principal executive offices are located at 2029 Stierlin Court, Mountain View, CA 94043, and our telephone number is (650) 687-3600. Our website address is www.linkedin.com. We completed our initial public offering in May 2011 and our Class A common stock is listed on the New York Stock Exchange LLC (“NYSE”) under the symbol “LNKD”. Unless the context requires otherwise, the words “LinkedIn,” “we,” “Company,” “us” and “our” refer to LinkedIn Corporation and our wholly owned subsidiaries.

Our Mission

Our mission is to connect the world’s professionals to make them more productive and successful. Our members come first. We believe that prioritizing the needs of our members is the most effective, and ultimately the most profitable, way to accomplish our mission and to create long-term value for all of our stakeholders. We will continue to concentrate on opportunities we believe are in the best interests of our members. Our long-term approach enables us to invest, innovate and pioneer in unexplored segments of our industry to increase the value proposition of our proprietary platform and extensive data.

Our solutions are designed to enable professionals to achieve higher levels of performance and professional success and enable enterprises and professional organizations to find and connect with the world’s best talent.

Our Vision

Our vision is to create economic opportunity for every professional in the world. This vision not only applies to each of our employees, but every LinkedIn member, each of whom has the ability to create economic opportunities for others. We believe this is the fundamental power of our network.

Our Strategy

Our mission is to connect the world’s professionals to make them more productive and successful. The key elements of our strategy are:

•

Foster Viral Member Growth. With 145 million members as of December 31, 2011 and over 150 million members currently, we will continue to pursue initiatives that promote the viral growth of our member base. These initiatives include registration optimization, enhanced search engine optimization, seamless integration with other applications and enhancements to our communications capabilities. Viral growth is a critical element in our mission to connect the world’s professionals.

•

Serve as the Professional Profile of Record. By maintaining the trust we have developed with our members and through continued improvements, such as enhancing our profile tools and search engine optimization, we seek to be the professional profile for every professional worldwide. Using our platform, any member can find, connect with and learn about other professionals.

•

Be the Essential Source of Professional Insights. As the amount of information being shared across the Internet continues to rapidly increase, we seek to be the essential source for relevant shared professional knowledge and data. Our platform enables members to easily contribute and share information at their discretion. We are uniquely positioned to continue to create more value from this information by providing relevant and timely business and career intelligence, insights and recommendations to our members, enabling them to be more productive and successful.

•

Work Wherever Our Members Work. We believe the value proposition of our network is most powerful when it is accessible wherever and whenever our members work. As a result, we plan to continue to grow our developer community by making our products and services available via open application programming interfaces, or APIs, and embeddable widgets to enable access to our solutions anywhere professionals work. In addition, we will continue to make our platform accessible on a large number of mobile and other Internet-connected devices to ensure members have constant access to our network.

•

Increase Monetization While Creating Value for Our Members. We intend to leverage our unique business model to further monetize our platform while adding value to members, enterprises and professional organizations on a global basis. For example, by providing our members with better tools to share their professional skills and insights, our hiring solutions can more efficiently and effectively identify specific active and passive candidates for a particular opportunity resulting in benefits for both members and customers. A core part of our strategy is making our solutions more relevant for our members and customers by significantly investing in targeting capabilities and analytics.

•

Expand Our International Presence. We have seen significant growth in our international member base and have established operations in Australia, Brazil, Canada, France, Germany, India, Ireland, Italy, Japan, the Netherlands, Singapore, Sweden and the United Kingdom. We intend to expand our sales, technical and support operations in additional international locations and expand our international member base by making our platform available in more languages and further developing our brand across various international geographies.

Our Solutions

Our solutions are designed to make professionals more productive and successful and to connect talent with opportunity at massive scale. To date our focus has been to develop products that enable our members to create, manage and share their professional identities online, build and engage with their professional networks, access shared knowledge and business insights, and find business opportunities.

Our principal free and monetized solutions are described below:

Free Solutions

Ability to Manage Professional Identity	Enhanced Ability to Build and Engage with Professional Networks	Access to Knowledge, Insights and Opportunities	Ubiquitous Access
Profile Public Profile Profile Stats Skills*	LinkedIn Connections Invitations Search Introductions People You May Know Addressbook Importer	Network Updates Groups LinkedIn Today Signal Company Profiles Polls Events InApps Answers Personalization Platform Apply with LinkedIn LinkedIn Alumni	Mobile APIs Widgets

Monetized Solutions

Hiring Solutions	Marketing Solutions	Premium Subscriptions

LinkedIn Corporate

Solutions/Recruiter

LinkedIn Referral Engine

LinkedIn Recruitment Media

LinkedIn Career Pages

LinkedIn Jobs

Talent Basic, Talent Finder,

Talent Pro

Job Seeker Basic, Job Seeker,

Job Seeker Plus

	LinkedIn Ads Display Ads Custom Groups Sponsorships Whitepapers Recommendation Ads	Business Business Plus Executive InMail Profile Organizer LinkedIn For Salesforce

*	beta product

Free Solutions

Most of our member solutions are available at no cost and are designed to provide compelling professional benefits.

Ability to Manage Professional Identity

•

Profile. Our core offering provides every member an online professional profile. A member’s profile is accessible to all members on our network and includes user-generated information including current job title and employer, education, career history, domain expertise, accomplishments, skills and additional professional information such as honors, awards, association memberships, patents, publications, certifications and languages spoken. Members populate their own profile information, enabling them to ensure their professional identity is accurate, current and under their control.

•

Profile Stats. Profile Stats provide real-time analytics to help members better manage their professional profile including information on who’s viewed their profile, top search keywords used to reach their profile, and other details and trends on the demographics of the audience that has viewed their profile. Additional features of this product are available for members with premium subscriptions.

•

Skills (beta). Members are able to both specify skills on their professional profiles and search for skills and expertise across our network, which surfaces key people within a community, top locations, related companies, relevant jobs, and groups where members can interact with like minded professionals.

Enhanced Ability to Build and Engage with Professional Networks

•

LinkedIn Connections. Once two members are connected, their profile information is shared and, subject to privacy settings, each member has access to the other member’s list of connections for further networking. Connections across the network are classified to three degrees: first degree connections are members who agree to connect, second degree connections are members who share one or more mutual connections, and third degree connections are related via two connections. Members can retrieve the contact information of their first degree connections and browse their second and third degree connections in order to find additional opportunities to network and connect.

•

Invitations. Members can expand their networks by sending invitations. Any non-member accepting an invitation simultaneously becomes a LinkedIn member, connected to the sender, after completing the registration process.

•

Search. Our proprietary search technology allows users to conduct real-time, multilingual searches of our rich dataset in a completely personalized manner, as a member’s profile and network affect relevance and ranking of results. Our search covers:

•	People. Faceted, structured search across all member profiles.

•	Job Postings. Faceted, structured search across all of the available jobs listed on our network.

•	Companies. Faceted, structured search of enterprises and professional organizations.

•	Groups. Search all professional groups on our network.

•	Network Updates. Search our network’s shared content updates.

•	Answers. Search all professional questions and answers posted on our network.

•	Inbox Messages. Search inbox messages.

•	Addressbook. Detailed, structured search across all of the connections a member has on LinkedIn.

We also provide other products to help our members develop their professional networks including: Introductions, which allows one member to request an introduction to another member through a mutual connection; People You May Know, which recommends members whom you may already know and with whom you may want to create a first degree connection; and Addressbook Importer, which allows members to quickly and easily import contact information from their existing digital address books to LinkedIn.

Access to Knowledge, Insights and Opportunities

•

Network Updates. Network Updates provide a real-time stream of data from professionals and professional sources, personalized for each member. The streams allow each member to control and select data by relevancy and remain up-to-date on what is happening in their professional world.

•

Groups. Groups provide a forum for our members to discuss topics of interest and meet and interact with other professionals who share those interests and have opinions and domain expertise in specific areas. Group members are able to discuss, share, comment and make their group memberships part of their profiles.

•

LinkedIn Today. LinkedIn Today enables our members to be better informed on the job every day by showing them relevant news that has been collected and organized by the members in their networks and fellow professionals in their industries.

•	Signal. Signal is search tool that enables a member to do a real-time search on any news or updates shared by the members in their network.

•

Company Profiles. Company Profiles provide members with a holistic view of a company. By aggregating data across the members employed at a particular company, we can show which members have recently joined a company, recently changed their title at a company or recently left a company. Members can also see who they know at a particular company. Companies can add information to their profiles including information about products and services they provide and information about careers at the company and can insert feeds to be displayed on the company profile. Members can follow companies and automatically receive recent updates and recommend products and services.

•

Apply with LinkedIn. Apply with LinkedIn enables members to submit their profiles for job applications by clicking the “Apply with LinkedIn” button on company websites. Member can choose to update their profiles in real time, and members will also be shown their professional connections that work at the company where the profile is submitted.

•

LinkedIn Alumni. LinkedIn Alumni provides our members with insights about the alumni of their schools, enabling members to easily explore alumni career trends, make connections, and find opportunities. The product allows members to dynamically analyze the career trends of their fellow alumni by providing an interactive tool to view alumni by location, company, and job function.

We also provide other products to help our members access knowledge, insights and opportunities including: Polls, which provides a simple platform for professionals to create structured questions and share them broadly; Events, which allows members to share with their connections the events they are sponsoring or attending; InApps, which allows third parties to build and deploy new features as part of our members’ online experience; Answers, which allows members to ask questions and receive answers on any professional topic; and Personalization Platform, which has a number of analytically driven customized products, such as Jobs You May Be Interested In, Groups You May Like, Companies To Follow, People Who Viewed This Profile Also Viewed and People Who Viewed This Job Also Viewed.

Ubiquitous Access

Because professionals constantly require access to critical information, our platform is accessible online anytime and anywhere, including on mobile devices.

•

LinkedIn Mobile. LinkedIn mobile applications are provided across a range of platforms and languages, including the Android, Blackberry, iPad and iPhone. For example, CardMunch, our application that automatically transcribes business cards, is available for the iPhone.

•

Robust set of APIs. We believe that every modern business application is more useful and productive if it is personalized according to a professional’s profile and his or her network of connections. In 2009, we launched a public website that allows any developer to agree to a standard set of guidelines and terms and then integrate our content and services into their applications leveraging standards-based technology. These applications can be hosted on third-party websites or deployed on our platform. We also recently announced a Certified Developer Program, which is a network of developers screened to help marketers, agencies and companies use LinkedIn to connect with their audiences. Third parties are increasingly leveraging our APIs.

•

Widgets. We provide a set of simple, embeddable widgets for standard features to allow any web developer to include rich content from our network into their website or application without complex programming. We currently provide the following widgets:

•	Profile Widget. Displays the public profile of a given member.

•	Company Insider. Displays information about whom the member knows at a particular company.

•	Sharing. Displays a simple button to help members easily share content with their network.

•	Recommendation. Displays a simple button to help members easily recommend a product or service offered by a company to their network.

Monetized Solutions

In addition to our free solutions, we also charge for certain solutions that provide members, enterprises and professional organizations with enhanced functionality and additional benefits.

Hiring Solutions

Our hiring solutions include LinkedIn Corporate Solutions, LinkedIn Jobs and Subscriptions. Our solutions aim to be the most effective way for enterprises and professional organizations to efficiently identify and acquire the right talent for their needs.

LinkedIn Corporate Solutions. LinkedIn Corporate Solutions include the following five products:

•

LinkedIn Recruiter. Our flagship hiring solution enables enterprises and professional organizations to find, contact and hire highly qualified active and passive candidates. We believe that a substantial majority of our members are passive in that they are not actively looking to change jobs. Recruiter provides premium functionality including:

•

Advanced Searches. Ability to search and view every profile on our network, giving most recruiters access to tens of millions more profiles than they would have available with our free offering. Advanced searches can be conducted using keywords found anywhere in a member’s profile, such as schools attended and languages spoken, or by data derived from profiles, such as years of experience.

•	Project Management. As enterprises and professional organizations find relevant profiles, they are able to organize them into project folders, add notes, and add reminders for follow-up.

•	InMail. Enterprises and professional organizations can send messages directly to candidates to tell them more about their organization or the specific opportunity, subject to the member’s discretion.

•	Collaboration. Recruiters in the same enterprise or professional organization can see which profiles their colleagues have viewed, saved, or annotated.

•	Job Slots. A Job Slot entitles an enterprise or professional organization to post a job. The job that is posted can be changed, updated or modified at any time over the life of the contract.

•

LinkedIn Referral Engine. Referral Engine enables enterprises and professional organizations to leverage the networks of their employees to find qualified candidates for open positions. For each job posting, Referral Engine automatically looks across the connections of the organization’s employees to find candidates qualified for that position. Referral Engine then presents matches to the organization’s employees, enabling them to make referrals they think are appropriate in just a few clicks.

•

LinkedIn Recruitment Media. Enterprises and professional organizations can target career-related messaging to qualified candidates. We provide promotional material in the form of advertisements, videos, or emails to specific audiences defined by enterprises and professional organizations based on professional profile data.

•

LinkedIn Career Pages. Enterprises and professional organizations are able to customize the career section of Company Profiles and content on Career Pages to allow potential candidates to learn more about what it is like to work at the enterprise or professional organization, whom to contact if they are interested in a position and what relevant opportunities are available.

We also recently announced the development of a new product, LinkedIn Talent Pipeline, which will be a solution for recruiters that will give them the ability to more easily manage all of their talent leads in one place. LinkedIn Talent Pipeline will be available as a standalone solution, or as part of Recruiter.

LinkedIn Jobs. Enterprises and professional organizations of all sizes are able to advertise job opportunities on our network. Jobs includes:

•	Self-service Posting. This service enables recruiters and hiring managers to post and manage job opportunities on our network.

•

TalentMatch. Candidate recommendations are presented to a job poster. Once a job is posted, TalentMatch evaluates the characteristics of the job and automatically finds the most relevant member profiles. TalentMatch customers can view these recommendations and directly message relevant candidates.

•

Jobs You May Be Interested In (JYMBII). We use profile data to display relevant job postings to members even if they are not conducting a job search. Job recommendations are displayed on a member’s homepage and can also be displayed on other websites.

•

Work With Us. Enterprises and professional organizations can elect to display the JYMBII module as an add-on to each of their employee’s profiles, allowing them to leverage their employee base to attract relevant candidates.

Subscriptions

•

Talent Basic, Talent Finder and Talent Pro. The Talent family of products enables recruiters and hiring managers to find, contact and manage potential candidates, leveraging Premium Search Filters, InMail, Profile Organizer and other premium features.

•

Job Seeker Basic, Job Seeker and Job Seeker Plus. The Job Seeker family of products enables members to stand out to recruiters and hiring managers via the Job Seeker badge, which is visible on their profile and in search results, Featured Applicant status in the applicant list for jobs they apply to, and InMail.

Marketing Solutions

The goal of our marketing solutions is to enable marketers and advertisers to reach and engage with the most relevant audience and connect them to relevant products and services.

LinkedIn Ads. Our self-service platform enables advertisers to build and target their advertisement to our members based on information in their profile. LinkedIn Ads includes the following features:

•	Targeting. Ads are targeted to specific members based on their profile information. Targetable attributes include the member’s title, function, employer, industry and geography.

•	Daily Campaign Budgets. A maximum daily budget can be set for advertisements.

•	Campaign Management. Advertisers can set up and manage multiple campaigns as well as multiple ad units per campaign.

•	Reporting. Advertisers can continuously monitor clicks, impressions, click-through rates, average cost-per-click and total budget spent by ad.

LinkedIn Ads for Enterprise. These marketing solutions target larger advertisers which receive dedicated account management and have access to additional marketing solutions:

•	Display Ads. Advertisers can use the same targeting engine used for LinkedIn Ads to serve ads in a variety of sizes and formats, including rich media.

•

Custom Groups. Advertisers can set-up a Group around a topic, company or product and customize content in key modules of the group. Polls, videos, feeds, and news can be included in these custom modules.

•	Sponsorships. Marketers can sponsor specific areas of our website, including Answers, Polls, Events, InMail and a variety of applications built by third parties on our platform.

•

Whitepapers. Marketers can target whitepapers using the same targeting engine used for LinkedIn Ads. The download pages for whitepapers have pre-filled fields with members’ profile data, reducing friction and maximizing leads for a marketer.

•	Recommendation Ads. These ad units include the number of members who have recommended a company’s product or service. Members can share or recommend the product or service directly from the ad unit.

Premium Subscriptions

Our premium subscription services target small- and medium-sized enterprises and professional organizations, individual members and business groups in larger enterprises. Our Business, Business Plus and Executive subscription packages are designed for general professionals to manage their professional identity, grow their business and connect with talent. These subscriptions bundles are sold at different price points. Key features found in the subscription bundles include:

•	Profile Organizer. A productivity suite allowing members to save and categorize profiles and add notes.

•	InMail. A message that can be sent directly to a member to whom the sender is not connected.

•	Premium Search Filters. Advanced filters for narrowing a search based on derived data.

•	Saved Searches. Members can save a search and be notified when profiles that fit their criteria are found.

•	3rd Degree Name Visibility. Expands network visibility of the searcher by exposing full names for 3rd degree members.

•

Profile Stats Pro. Members see more information about who is viewing their profile, the keywords used by others members to arrive at their profile, and the number of times they have shown up in search results.

•

LinkedIn For Salesforce. LinkedIn For Salesforce, a subscription offering that allows LinkedIn members to access sales insights from LinkedIn within salesforce.com, displaying credible, self-described professional profiles from LinkedIn alongside key opportunity and account information within Salesforce.

We also offer subscriptions to InMail, Profile Organizer and LinkedIn for Salesforce on a standalone basis.

Sales, Marketing and Customer Support

Depending on the specific product, we sell our hiring and marketing solutions offline through our field sales organization or online on our website. We sell our premium subscriptions primarily online on our website. Our field sales organization uses a direct sales force to solicit customers, agencies, and resellers. In the United States, our field sales organization is located in Chicago, New York and the San Francisco Bay Area. Outside of the United States, we have additional field sales offices in Australia, Brazil, Canada, France, Germany, India, Ireland, Italy, Japan, the Netherlands, Singapore, Sweden and the United Kingdom.

For our hiring solutions, we divide our field sales organization between account executives who are responsible for new business and relationship managers who focus on renewing and selling additional seats and solutions to existing customers. Some of our hiring solutions products, such as Talent Finder and Job Seeker, are sold online on our website.

For our marketing solutions, our field sales organization focuses on advertising agencies, large brand advertisers and performance advertisers that want to target professionals on our website. We also sell our marketing solutions to online advertisers that use our automated online self-service system to establish accounts, create ads, target members, and launch and manage their advertising campaigns.

To date, our member base has grown virally based on members inviting other members to join our network. Through this word-of-mouth marketing, we have been able to build our brand with relatively low marketing costs. We use the quality of our own products and solutions as our most effective marketing tool, and word-of-mouth momentum continues to drive member awareness and trust worldwide.

We believe that customer support is critical to retaining and expanding both our member base and customers. Our global customer operations group responds to both business and technical inquiries from individual members and enterprises and professional organizations relating to their accounts and how to use our features and products. Self-service support is available through our website and customers can also contact us via e-mail. We have specific premium support teams dedicated to premium subscribers, online advertisers, and our hiring solutions customers.

Customers

Our customers include individuals, enterprises, and professional organizations. No individual customer represented more than 10% of our net revenue in 2011, 2010 or 2009.

Technology Infrastructure

Our technology platform is designed to create an engaging professional networking experience for our members and is built to enable future growth at scale. We employ technological innovations whenever possible to increase efficiency and scale our business.

Our products rely upon and leverage the massive amounts of data in our network. This rich dataset has grown exponentially, requiring scalable computing resources. We will continue to invest in building proprietary and using open sourced technologies around our data, search and solutions. Our product development expense was $132.2 million, $65.1 million and $39.4 million in 2011, 2010 and 2009, respectively.

Our key technology platforms are described below:

•

Professional Graph. Our fully distributed system is comprised of a graph engine where nodes can represent individuals, companies, schools and other entities and edges can be a connection, a “follow,” or an employee at a given company. The professional graph holds an individual’s real-time network and enables a variety of complex calls like establishing the degree by which two nodes are connected (e.g., 2nd degree vs. 3rd degree).

•

Search. Our proprietary search technology combines structured and free-form content to allow users to search across numerous parameters. Our search is powered by our rich dataset based on facets and key words and is fundamentally personalized as all search requests use a member’s network to affect relevance and ranking. Our search is real time, distributed and multilingual and serves the needs of both members and enterprises and professional organizations.

•

Customized Content, Matching, Targeting and Recommendations. We have developed a proprietary intelligence and recommendation engine for extracting professional insights by utilizing our rich dataset. This engine enables us to provide our users with customized content and recommendations. For example, based on a member’s profile, their 2nd and 3rd degree connections, their viewing and clicking history, and a host of other criteria, our algorithms can provide intelligence and recommendations around Talent Match, People You May Know, Groups You May Like, Jobs You May Be Interested In or Companies You May Be Interested In. Our targeting and recommendation technologies continue beyond just a member’s profile by providing intelligence around similar profile views and similar job views.

•

Ad Targeting Platform. We use a combination of traditional and proprietary ad targeting and delivery technologies. The combination is optimized to work with our respective partners to provide the optimal user experience. Our proprietary systems leverage our feature extraction, information retrieval, and matching systems to provide the most relevant ads.

•

Open Sourced Technologies. We deploy aspects of our technology into the open source community to help increase the speed at which the technology can mature. The combination of open source and proprietary technologies used in our platforms increases the speed at which we can deploy our products at scale. For example, Hadoop is an open source project used to batch compute data for different features on our website based on our members’ data and traffic patterns. Hadoop enables us to scale our calculations on an expanding set of data and to do these calculations more frequently.

Operations

We have developed our website and related infrastructure with the goal of maximizing the availability of our platform to our members, enterprises and professional organizations. Our website and related infrastructure are hosted on a network located in multiple third-party facilities. Our material data center facilities are provided by Equinix Operating Co., Inc. pursuant to a master service agreement with Equinix dated February 2008. Under this agreement, Equinix provides us with data center space in various locations.

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology, in part, by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States. Our registered trademarks in the United States include “LinkedIn” and the “in” design mark, as well as others, and as of December 31, 2011, we owned or had licenses to three issued U.S. patents related to online networking, which expire in 2017, 2027 and 2029, and 25 patent applications on file in the United States and internationally.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which our products and solutions are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies in the Internet, social media technology and other industries may own large numbers of patents, copyrights, and trademarks and may frequently request license agreements, threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights. From time to time, we face, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement.

Competition

We face significant competition in all aspects of our business. Specifically, we compete for members, enterprises and professional organizations; the bases upon which we compete differ among these areas as discussed below.

•

Members—Professional Networks. The market for online professional networks is new and rapidly evolving. Other companies such as Facebook, Google, Microsoft and Twitter are developing or could develop competing solutions. Further, some of these companies are partnering with third parties to offer products and services that could compete with ours. We face competition from a number of smaller companies in international markets, such as Xing in Germany and Viadeo in France, that provide online professional networking solutions, as well as Internet companies in the customer relationship management market, such as salesforce.com (Chatter and Jigsaw). Because membership on our website is available at no cost, we don’t compete for members on the basis of price. Instead, we compete primarily on the basis of the value and relevance of the products for professionals, ease of use and availability of our website and our products and solutions, and the total number of professional members and relevant data available.

•

Enterprises and Professional Organizations—Hiring Solutions. With respect to our hiring solutions, we compete with established online recruiting companies such as Monster+HotJobs, CareerBuilder and Indeed.com, talent management companies, such as Taleo (which recently announced an agreement to be acquired by Oracle), and traditional recruiting firms. Additionally, other companies, including newcomers to the recruiting industry, may partner with internet companies, including social networking companies, to provide services that compete with our solutions, either on their own or as third party applications, such as BranchOut. In this area, we compete primarily on the basis of the efficiency and usefulness of our solutions for enterprises and professional organizations, which are influenced by the number and engagement of our members.

•

Enterprises and Professional Organizations—Advertising and Marketing. With respect to our marketing solutions, we compete with online and offline outlets that generate revenue from advertisers and marketers. In this area, we compete to attract and retain advertisers by giving them access to the most relevant and targeted audiences for their products or services.

Other companies that provide content for professionals could develop more compelling offerings that compete with our premium subscriptions and adversely impact our ability to sell and renew subscriptions to our members. Additionally, companies that currently focus primarily on social networking could expand into professional networking or users of social networks could choose to use, or increase the use of, those networks for professional networking.

We believe that we have competitive strengths that position us favorably in our markets. However, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on professional networking and could directly compete with us. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state, and foreign laws regarding privacy and protection of member data. We post on our website our privacy policy and user agreement, which describe our practices concerning the use, transmission and disclosure of member data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of privacy and data protection laws, and their application to the Internet is unclear, evolving and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices, or that new regulations will be enacted. Complying with these varying domestic and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

Our Values and Company Culture

Our values and unique company culture serve as the foundation to our success. Our values are the principles by which we manage our day-to-day business and facilitate decision-making. Our core values are:

•	Our Members Come First. We encourage employees to know and understand our members and to ensure that we foster the long-term vitality of the LinkedIn ecosystem.

•	Relationships Matter. By fostering trust with colleagues and partners, we all succeed. We fundamentally believe that doing what is right is more important than being right.

•	Be Open, Honest and Constructive. We expect our employees to communicate with clarity and provide feedback with consistency in a constructive way.

•	Demand Excellence. Our employees are encouraged to lead by example, seek to solve big challenges, set measureable and actionable goals, and continuously learn, iterate and improve.

•	Take Intelligent Risks. Taking intelligent risks has been paramount in building the company to date. No matter how large the company becomes we strive to never lose our startup mentality.

•	Act Like an Owner. Talent is our most important asset. We expect employees to act as an owner in each decision they make, no matter how big or small.

Our company culture reflects who we are and the company we aspire to be. Our culture is shaped in large part by our values and is best defined by:

•

Transformation. People who work at LinkedIn are here because they seek to make a positive and lasting impact on the world, help realize the full potential of LinkedIn and fundamentally alter the trajectory of their careers.

•	Integrity. We don’t believe the ends justify the means. Rather, we expect employees to do the right thing no matter what.

•

Collaboration. Much like the network effects inherent in our business model, we believe that as valuable as we are as individuals, we are all exponentially more valuable when aligned and working together.

•	Humor. Fulfilling our mission and vision requires an intense focus, so we believe it is important to not take ourselves too seriously and try to have some fun while doing it.

•

Results. We set clear, actionable goals and have high expectations for our performance. We count on our employees to consistently deliver excellent results, seek leverage through greater efficiency and effectiveness, and demonstrate leadership at all levels throughout the organization.

We believe we have assembled an extremely talented group of employees and strive to hire the best employees to solve very significant challenges. As of December 31, 2011, we had 2,116 employees, consisting of 972 employees in engineering, product development and customer operations, 844 employees in sales and marketing, and 300 employees in general and administrative.

While we encourage collaboration, we also embrace individual thinking and creativity. For example, one of our key approaches to attracting and retaining technical talent and fostering continued innovation is through our company-sponsored “InDays” and “hackdays” where our employees are encouraged to take the time to explore and implement new ideas. Participants then present their ideas in front of the whole company with prizes awarded for the best ideas. Some of our significant new products have been developed as a result of inDays and hackdays.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 14 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Seasonality

Our business is affected by both cyclicality in business activity and seasonal fluctuations in Internet usage. We believe our rapid growth has masked the cyclicality and seasonality of our business. As our revenue growth rate slows, we expect that the cyclicality and seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate. In particular, we expect sales of hiring solutions to be weaker in the first quarter of the year due to budgetary cycles and sales of our marketing solutions to be weaker in the third quarter of the year as Internet usage during the summer months generally slows.

Available Information

Our website is located at www.linkedin.com, and our investor relations website is located at http://investors.linkedin.com/. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements

for our annual meetings of stockholders. These filings are also available for download free of charge on our investor relations website. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A.	Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before deciding whether to purchase shares of our Class A common stock. If any of the following risks are realized, our business, operating results and prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline, and you could lose part or all of your investment.

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

•	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage globally, as well as the deployment of new features and products;

•	increase revenue from the solutions we provide;

•	process, store and use personal data in compliance with governmental regulation and other legal obligations related to privacy;

•	successfully compete with other companies that are currently in, or may in the future enter, the online professional network space;

•	hire, integrate and retain world class talent;

•	halt the operations of websites that aggregate our data as well as data from other companies, or copycat websites that have misappropriated our data; and

•	successfully expand our business, especially internationally.

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

The number of our registered members is higher than the number of actual members, and a substantial majority of our page views are generated by a minority of our members. Our business may be adversely impacted if we are unable to attract and retain additional members who actively use our website.

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

We receive, store and process personal information and other member data, and we enable our members to share their personal information with each other and with third parties. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other member data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or our policies, such violations may also put our members’ information at risk and could in turn have an adverse effect on our business.

Public scrutiny of Internet privacy issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to our members and customers, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. government, including the White House, the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. The White House recently published a report calling for a consumer privacy Bill of Rights that could impact the collection of data on the Internet. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in

Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. Recently, the State of California and several other states have adopted privacy guidelines with respect to mobile applications.

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

We are subject to a variety of laws in the United States and abroad, including laws regarding data retention, privacy and consumer protection, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy and data protection and other matters that may be applicable to our business. It is also likely that as our business grows and evolves and our solutions are used in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

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

•	the timing and costs of expanding our field sales organization and delays or inability in achieving expected productivity;

•	the timing of certain expenditures, including hiring of employees and capital expenditures;

•	our ability to increase sales of our products and solutions to new customers and expand sales of additional products and solutions to our existing customers;

•	the size and seasonal variability of our customers’ recruiting and marketing budgets;

•	the extent to which existing customers renew their agreements with us and the timing and terms of those renewals; and

•	general industry and macroeconomic conditions.

Given our short operating history and the rapidly evolving market of online professional networks, our historical operating results may not be useful to you in predicting our future operating results. We believe our rapid growth has masked the cyclicality and seasonality of our business. As our revenue growth rate slows, we expect that the cyclicality and seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate. In particular, we expect sales of hiring solutions to be weaker in the first quarter of the year due to budgetary cycles and sales of our marketing solutions to be weaker in the third quarter of the year as Internet usage during the summer months generally slows. In addition, global economic concerns continue to create uncertainty and unpredictability and add risk to our future outlook. Sovereign debt issues and economic uncertainty in the United States and Europe and around the world raise concerns in markets important to our business. An economic downturn in any particular region in which we do business or globally could result in reductions in sales of our hiring and marketing solutions, decreased renewals of existing arrangements and other adverse effects that could harm our operating results.

We expect our revenue growth rate to decline, and, as our costs increase, we may not be able to generate sufficient revenue to sustain our profitability over the long term.

From 2008 to 2011, our net revenue grew from $78.8 million to $522.2 million, which represents a compounded annual growth rate of approximately 88%. We expect that, in the future, as our net revenue increases to higher levels our revenue growth rate will decline over time. We also expect that the growth rates of each of our three primary business lines will fluctuate and the business lines may not grow at the same rate. As with 2011, our philosophy in 2012 is to continue to invest for future growth. We expect to continue to expend substantial financial and other resources on:

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

These investments may not result in increased revenue or growth in our business, and will increase our expenses. If we fail to continue to grow our revenue and overall business, our operating results and business would be harmed.

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

Enterprises and Professional Organizations—Hiring Solutions. With respect to our hiring solutions, we compete with established online recruiting companies, such as Monster+HotJobs, CareerBuilder and Indeed.com, talent management companies, such as Taleo (which recently announced an agreement to be acquired by Oracle), and traditional recruiting firms. Additionally, other companies, including newcomers to the recruiting industry, may partner with internet companies, including social networking companies, to provide services that compete with our solutions, either on their own or as third party applications, such as BranchOut. If the efficiency and usefulness of our products to enterprises and professional organizations do not continue to exceed those provided by competitors, which factors are influenced by the number and engagement of our members, we will not be able to compete successfully.

Enterprises and Professional Organizations—Advertising and Marketing . With respect to our marketing solutions, we compete with online and offline outlets that generate revenue from advertisers and marketers. To the extent competitors are better able to provide advertisers with cost-effective access to attractive demographics, either through new business models or increased user volume, we may not be successful in retaining our existing advertisers or attracting new advertisers, and our business would be harmed.

Finally, other companies that provide content for professionals could develop more compelling offerings that compete with our premium subscriptions and adversely impact our ability to sell and renew subscriptions to our members.

If we fail to effectively manage our growth, our business and operating results could be harmed.

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of December 31, 2011, approximately 52% of our employees had been with us for less than one year and approximately 82% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. In particular, we intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. We face significant competition for talent from other internet and high-growth companies, which include both publicly traded and privately-held companies. As we have transitioned from a private company to a public company, this competition has become even more acute in assessing appropriate compensation packages. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

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

We have offices around the world and our website is available in English, as well as Czech, Dutch, French, German, Indonesian, Italian, Japanese, Korean, Malay, Portuguese, Romanian, Russian, Spanish, Swedish and Turkish. We expect to continue to expand our international operations in the future by opening offices in new jurisdictions and expanding our offerings in new languages. However, we have limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to risks that we have either not faced before or increase risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;

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

•	compliance with applicable foreign laws and regulations;

•	longer payment cycles in some countries;

•	credit risk and higher levels of payment fraud;

•	compliance with anti-bribery laws including without limitation, compliance with the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	political and economic instability in some countries, specifically in Ireland;

•	double taxation of our non-U.S. earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and

•	higher costs of doing business internationally.

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

We have developed a strong brand that we believe has contributed significantly to the success of our business. Our brand is predicated on the idea that individual professionals will find immense value in building and maintaining their professional identities and reputations on our platform. If our members or potential members determine that they can use other platforms, such as social networks, for the same purposes as or as a replacement for our network, or if they choose to blend their professional and social networking activities, our brand and our business could be harmed. Maintaining, protecting and enhancing the “LinkedIn” brand is critical to expanding our base of members, enterprises, advertisers, corporate customers and other partners, and increasing their engagement with our website, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality solutions, which we may not do successfully. If we do not successfully maintain a strong brand, our business could be harmed.

We may not be able to halt the operations of websites that aggregate our data as well as data from other companies, including social networks, or copycat websites that have misappropriated our data in the past or may misappropriate our data in the future. These activities could harm our brand and our business.

From time to time, third parties have misappropriated our data through website scraping, robots or other means and aggregated this data on their websites with data from other companies. In addition, “copycat” websites have misappropriated data on our network and attempted to imitate our brand or the functionality of our website. These activities could degrade our brand and harm our business. When we have become aware of such websites, we have employed technological or legal measures in an attempt to halt their operations. However, we may not be able to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against such websites. Regardless of whether we can successfully enforce our rights against these websites, any measures that we may take could require us to expend significant financial or other resources.

Failure to protect or enforce our intellectual property rights could harm our business and operating results.

We regard the protection of our trade secrets, copyrights, trademarks, trade dress, domain names and patents as critical to our success. In particular, we must maintain, protect and enhance the “LinkedIn” brand. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

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

We are party to lawsuits in the normal course of business. Litigation in general is often expensive and disruptive to normal business operations. We are currently facing, and expect to face in the future, allegations and lawsuits that we have infringed the intellectual property and other rights of third parties, including patents, privacy, trademarks, copyrights and other rights. Litigation, and particularly the patent infringement and class action matters we are facing or may face, may be protracted and expensive, and the results are difficult to predict. Adverse outcomes may result in significant settlement costs or judgments, require us to modify our products and features while we develop non-infringing substitutes or require us to stop offering certain features.

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

Although the results of litigation and claims cannot be predicted with certainty, and determining reserves for pending litigation requires significant judgment, we do not believe that the final outcome of any matter that we currently face will have a material adverse effect on our business. However, there can be no assurance that our expectations will prove correct, and even if these matters are not resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or, resolve them, could harm our business, our operating results, our reputation or the market price of our Class A common stock.

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

Ultimately, attracting new customers and retaining existing customers requires that we continue to provide high quality solutions that our customers value, and we focus on customer acquisition and market penetration rather than pricing. In particular, our hiring solutions customers will discontinue their purchases of our solutions if we fail to effectively connect them with the talent they seek, and our premium subscribers will discontinue their subscriptions if they do not find the networking and business opportunities that they value. Similarly, customers of our marketing solutions will not continue to do business with us if their advertisements do not reach their intended audiences. Therefore we must continue to demonstrate to our customers that using our marketing solutions is the most effective and cost-efficient way to maximize their results. Even if our marketing solutions are providing value to our customers, advertisers are sensitive to general economic downturns and reductions in consumer spending, among other events and trends, which generally results in reduced advertising expenditures and could adversely affect sales of our marketing solutions. If we fail to provide high quality solutions and convince customers of our value proposition, we may not be able to retain existing customers or attract new customers, which would harm our business and operating results.

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

Our growth strategy also depends on our ability to expand and retain our organization with world class talent. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources is intense, particularly in the San Francisco Bay Area, where our headquarters is located. We may need to invest significant amounts of cash and equity for new employees and we may never realize returns on these investments. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

We believe that our culture has the potential to be a key contributor to our success. From 2009 to 2010, we doubled the size of our workforce, and we expect to continue to hire aggressively as we expand, especially in field sales and internationally. If we do not continue to develop our corporate culture as we grow and evolve, including maintaining our culture of transparency with our employees, it could harm our ability to foster the innovation, creativity and teamwork we believe we need to support our growth. In addition, we completed our initial public offering in May 2011. As a result, employees who have been with us for longer than a year have been able to and may continue to realize substantial financial gains in connection with the sales of their shares from the exercise of their vested options, which could result in a loss of employees. There will likely be disparities of wealth between those of our employees whom we hired prior to our initial public offering in May 2011 and those who joined us after we became a public company, which could adversely impact relations among employees and our culture in general.

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

Our business depends on continued and unimpeded access to the internet by us and our members. If government regulations relating to the Internet or other areas of our business change or Internet access providers are able to block, degrade, or charge for access to certain of our products and services, we could incur additional expenses and the loss of members and customers.

Our products and services depend on the ability of our members and customers to access the internet. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws limiting Internet neutrality, could decrease the demand for our subscription service and increase our cost of doing business. For example, in late 2010, the Federal Communications Commission adopted so-called net neutrality rules intended, in part, to prevent network operators from discriminating against legal traffic that transverse their networks. The rules are currently subject to legal challenge and some of internet providers have taken, or have stated that they may take, measures that could degrade, disrupt, or increase the cost of user access to the Internet, which could result in decreased usage of our products and services by our members and our customers. To the extent that these rules are interpreted to enable network operators to engage in discriminatory practices or are overturned by legal challenge, our business could be adversely impacted. Other proposed regulations, like the Stop Online Piracy Act and the Protect IP Act, would also impair access to the internet and our business if enacted.

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

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue is from customers who pay us in currencies other than the U.S. dollar. Fluctuations in the exchange rates between the U.S. dollar and those other currencies could result in the dollar equivalent of such expenses being higher and/or the dollar equivalent of such foreign-denominated revenue being lower than would be the case if exchange rates were stable. This has resulted in losses on foreign currency exchange in the past and could have a negative impact on our reported operating results.

We began to hedge risks associated with foreign currency transactions using forward contracts in December 2011. In the future, we may engage in additional hedging strategies, such as options or foreign exchange swaps related to transaction exposures. However, there can be no assurance that any strategies we implement to mitigate this risk will eliminate our exposure to foreign exchange fluctuations. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

•	We have limited experience in implementing or operating hedging programs. Hedging programs are inherently risky and we could lose money as a result of poor trades.

•

We may be unable to hedge currency risk for some transactions or match the accounting for the hedge with the exposure because of a high level of uncertainty or the inability to reasonably estimate our foreign exchange exposures.

•

We may be unable to acquire foreign exchange hedging instruments in some of the geographic areas where we do business, or, where these derivatives are available, we may not be able to acquire enough of them to fully offset our exposure.

•

We may determine that the cost of acquiring a foreign exchange hedging instrument outweighs the benefit we expect to derive from the derivative, in which case we would not purchase the derivative and be exposed to unfavorable changes in currency exchange rates.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing solutions, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may engage in equity or debt financings to secure additional funds. For example, in November 2011, we completed a follow-on offering in which we sold a total of approximately 2.6 million shares (including over-allotments) of our Class A Common Stock. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

Acquisitions and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.

Since the beginning of 2010, we have acquired several small, private companies. While these smaller acquisitions were primarily to acquire talent and technology, we may engage in larger acquisitions in the future and these transactions could be material to our financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	loss of key employees of the acquired company and other challenges associated integrating new employees into our culture;

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	implementation or remediation of controls, procedures, and policies at the acquired company;

•	integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing function;

•	failure to successfully further develop the acquired technology; and

•

liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities.

These risks or other problems encountered in connection with our acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and adversely affect our business generally.

Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Also, the anticipated benefit of many of our acquisitions may not materialize.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 93.7% of the voting power of our outstanding capital stock as of December 31, 2011. Our co-founder and Chair, Reid Hoffman, controlled approximately 18.7% of our outstanding shares of Class A and Class B common stock, representing approximately 29.2% of the voting power of our outstanding capital stock as of December 31, 2011. Therefore, Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters for the foreseeable future.

In addition, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent as little as 10% of the combined voting power of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit the ability of our Class A stockholders to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in May 2011 at a price of $45.00 per share, our stock price has ranged from $55.98 to $122.70 through December 31, 2011. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that may cause volatility in our share price include:

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	fluctuations in certain valuation metrics such as our price to earnings ratio;

•

sales of our Class A or Class B common stock by us or our stockholders, including sales of shares by stockholders who were recently released from lock-up agreements entered into in connection with our follow-on offering in November 2011;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	actual or anticipated changes in the growth rate of our non-financial operating metrics, including number of registered members, unique visitors and page views;

•	changes in projected operational and financial results;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our solutions, including changes related to privacy issues;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations or new solutions by us or our competitors;

•

announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments, including initial public offerings of stock by other companies in our industry;

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

There are few publicly traded companies in the social and professional networking and related industries at this time, and, in fact, we were among the first social networking companies to go public. In addition, other companies in our industry are in the process of going public, and others may do so in the relatively near future. Investors may have limited funds to invest in the social and professional networking sector, and as publicly traded securities in these industries become more available, investors who have purchased or may in the future purchase securities in this sector may choose to sell LinkedIn securities that they have already purchased in favor of these other companies, and/or choose to invest in other companies, including our competitors. As a result, demand for our Class A common stock could decline, which would result in a corresponding decline in our stock price.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

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

The trading market for our Class A common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

As a public company that is subject to these rules and regulations, we may find that it is more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

We are obligated to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for 2012. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2011, we lease approximately 198,000 square feet of space in our headquarters in Mountain View, California. We recently entered into an amendment to a lease that provides for approximately 158,000 additional square feet effective as of January 1, 2012, and approximately another 70,000 additional square feet to be constructed by our landlord. The lease term has been extended by ten years from the estimated date of delivery of the newly constructed building, and is currently estimated to expire in 2023. We also lease additional sales and marketing and customer support offices in Chicago, New York, Omaha, San Francisco, San Mateo and Santa Monica. We lease our international headquarters office in Dublin, Ireland and lease additional sales and marketing offices in Australia, Brazil, Canada, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Sweden and the United Kingdom. We also operate data centers in the United States pursuant to various lease agreements.

Item 3.	Legal Proceedings

We are subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy litigation matters, including class action lawsuits. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material effect on our business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and could include claims for injunctive relief. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Periodically, we evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and our judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that we may be required to accrue for, there may be an exposure to loss in excess of the amount accrued, and such amounts could be material.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock has been listed on the New York Stock Exchange LLC (“NYSE”) under the symbol “LNKD” since May 19, 2011. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock. The following table sets forth for the periods indicated the high and low sales price per share of our Class A common stock as reported on the NYSE for the periods indicated:

	High	Low
Year Ended December 31, 2011:
Second Quarter (from May 19, 2011)	$122.70	$60.14
Third Quarter	$115.05	$70.04
Fourth Quarter	$95.00	$55.98

On December 31, 2011, the last reported sale price of our Class A common stock on the New York Stock Exchange was $63.01 per share. As of December 31, 2011, we had 73 holders of record of our Class A common stock and 225 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of LinkedIn Corporation under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from May 19, 2011 (the date our common stock commenced trading on the NYSE) through December 31, 2011 of the cumulative total return for our Class A common stock, the S&P 500 Index and the SNL Kagan New Media Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the SNL Kagan New Media Index assume reinvestment of dividends.

	Period Ending
Index	05/18/11	05/31/11	06/30/11	07/31/11	08/31/11	09/30/11	10/31/11	11/30/11	12/31/11
LinkedIn Corporation	100.00	181.29	200.20	224.51	186.93	173.51	199.78	146.51	140.02
S&P 500	100.00	100.40	98.73	96.72	91.47	85.04	94.33	94.12	95.08
SNL Kagan New Media	100.00	101.12	100.19	110.59	106.55	102.17	109.80	104.62	107.83

Unregistered Sales of Equity Securities and Use of Proceeds

a)	Use of Proceeds from Public Offering and Follow-on Offering of Common Stock

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

On November 22, 2011, we closed our follow-on offering, in which we sold 2,583,755 shares of Class A common stock at a price to the public of $71.00 per share. The aggregate offering price for shares sold in the offering was approximately $183.4 million. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-177710), which was declared effective by the SEC on November 16, 2011. The offering commenced as of November 16, 2011 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Allen & Company LLC and UBS Securities LLC acted as the underwriters. We raised approximately $177.3 million in net proceeds after deducting underwriting discounts and commissions of approximately $5.3 million and other offering expenses of approximately $0.8 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering.

The proceeds from the IPO and our follow-on offering have been used for working capital, sales and marketing activities, including further expansion of our product development and field sales organizations and general corporate purposes. We have broad discretion over the uses of the net proceeds and may use a portion for the acquisition of, or investment in, technologies, solutions or businesses that complement our business although we have no present commitments or agreements to enter into any material acquisitions or investments. There have been no material differences between the actual use of proceeds and intended use of proceeds as originally described in the IPO or follow-on offering. Based on our current cash and cash equivalents balance together with cash generated from operations, we do not expect that we will have to utilize any of the net proceeds to fund our operations during the next 12 months. Pending these uses, we intend to invest the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government.

b)	Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of unvested shares of our Class B common stock made pursuant the 2003 Plan during the three months ended December 31, 2011. No shares of our Class A common stock were repurchased during the period.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2011	—	$—	—	—
November 1 – November 30, 2011	234	8.27	—	—
December 1 – December 31, 2011	2,607	7.91	—	—

	2,841	$7.94	—

(1)	Under the 2003 Plan, participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 6.	Selected Financial Data

The following selected historical consolidated financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

The consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of operations for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future, and our interim results are not necessarily indicative of the results to be expected for the full fiscal year.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$522,189	$243,099	$120,127	$78,773	$32,486
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	81,448	44,826	25,857	18,589	7,384
Sales and marketing	164,703	58,978	26,847	16,986	5,037
Product development	132,222	65,104	39,444	29,366	11,578
General and administrative	74,871	35,064	19,480	12,976	6,812
Depreciation and amortization	43,100	19,551	11,854	6,365	2,107

Total costs and expenses	496,344	223,523	123,482	84,282	32,918

Income (loss) from operations	25,845	19,576	(3,355)	(5,509)	(432)
Other income (expense), net	(2,903)	(610)	230	1,277	773

Income (loss) before income taxes	22,942	18,966	(3,125)	(4,232)	341
Provision for income taxes	11,030	3,581	848	290	13

Net income (loss)	$11,912	$15,385	$(3,973)	$(4,522)	$328

Net income (loss) attributable to common stockholders	$11,912	$3,429	$(3,973)	$(4,522)	$—

Net income (loss) per share attributable to common stockholders:
Basic	$0.15	$0.08	$(0.10)	$(0.11)	$0.00

Diluted	$0.11	$0.07	$(0.10)	$(0.11)	$0.00

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	77,185	42,446	41,184	42,389	38,092

Diluted	104,118	46,459	41,184	42,389	38,961

Other Financial and Operational Data:
Adjusted EBITDA (1)	$98,713	$47,959	$14,651	$5,461	$3,480
Number of registered members (at period end)	144,974	90,437	55,111	32,307	16,712

(1)

We define adjusted EBITDA as net income (loss), plus: provision for income taxes, other (income) expense, net, depreciation and amortization, and stock-based compensation. Please see “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

Stock-based compensation included in the statements of operations data above was as follows:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Cost of revenue	$1,678	$439	$370	$298	$87
Sales and marketing	8,074	1,225	657	513	163
Product development	13,625	3,248	2,346	1,214	599
General and administrative	6,391	3,920	2,779	2,580	956

Total stock-based compensation	$29,768	$8,832	$6,152	$4,605	$1,805

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$339,048	$92,951	$89,979	$80,495	$17,946
Short-term investments	238,456	—	—	—	—
Property and equipment, net	114,850	56,743	25,730	21,724	9,702
Working capital	499,268	66,734	71,885	71,486	10,175
Total assets	873,697	238,188	148,559	122,062	35,162
Redeemable convertible preferred stock	—	87,981	87,981	87,981	12,700
Convertible preferred stock	—	15,846	15,413	15,413	15,413
Total stockholders’ equity	624,979	36,249	9,082	5,230	6,589

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in the table below and within this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$11,912	$15,385	$(3,973)	$(4,522)	$328
Provision for income taxes	11,030	3,581	848	290	13
Other (income) expense, net	2,903	610	(230)	(1,277)	(773)
Depreciation and amortization	43,100	19,551	11,854	6,365	2,107
Stock-based compensation	29,768	8,832	6,152	4,605	1,805

Adjusted EBITDA	$98,713	$47,959	$14,651	$5,461	$3,480

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.”

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” above, which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in December and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are the world’s largest professional network on the Internet and currently have more than 150 million members in over 200 countries and territories. Through our proprietary platform, members are able to create, manage and share their professional identity online, build and engage with their professional network, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. We believe we are the most extensive, accurate and accessible network focused on professionals.

In May 2011, we closed our initial public offering (“IPO”), at which time we sold a total of 6,003,804 shares of our Class A common stock and certain of our stockholders sold a total of 3,012,196 shares of our Class A common stock. In November 2011, we closed our follow-on offering, at which time we sold a total of 2,583,755 shares of our Class A common stock and certain of our stockholders sold a total of 7,478,745 shares of our Class A common stock. We received total cash proceeds of $426.5 million, net of underwriting discounts and commissions and other costs, associated with these offerings.

In 2011, we achieved significant growth as compared to 2010 as our network of registered members and member engagement continues to increase and we continue to benefit from our expanded product offerings. Our net revenue was $522.2 million in 2011, which represented an increase of 115% from 2010. Our future growth will depend, in part, on our ability to increase our member base and member engagement, which we believe will result in increased sales of our hiring solutions, marketing solutions and premium subscriptions to new and existing customers.

In 2012, our philosophy is to continue to invest for long-term growth. We expect to continue to invest heavily in our product development efforts to enable our members and customers to derive more value from our platform. In addition, we expect to continue to aggressively expand our field sales organization to market our solutions both in the United States and internationally. We also expect to continue to make significant capital expenditures to upgrade our technology and network infrastructure to improve the ability of our website to handle expected increases in usage and to enable the release of new features and solutions. To support these efforts, we expect to increase our workforce which will result in an increase of headcount related expenses, including stock-based compensation. As of December 31, 2011, we had 2,116 employees, which represented an increase of 114% compared to the same period last year.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe our number of registered members, unique visitors and page views were positively impacted by the completion of our IPO in 2011.

•

Number of Registered Members. We define the number of registered members in our network as the number of individual users who have created a member profile on our website as of the date of measurement. We believe the number of registered members is a key indicator of the growth of our network and our ability to receive the benefits of the network effects resulting from such growth. Growth in our member base depends, in part, on our ability to successfully develop and market our solutions to professionals who have not yet become members of our network. Member growth will also be contingent on our ability to include additional languages on our website and continued international expansion of our member base. We typically experience slower member growth in the third quarter of the year as a result of decreased Internet usage by professionals during the summer months. We believe that a higher number of registered members will result in increased sales of our hiring and marketing solutions and premium subscriptions, as customers will have access to a larger pool of professional talent.

	December 31,			December 31,
	2011	2010	% Change	2010	2009	% Change
	(in thousands)
Number of registered members (1)	144,974	90,437	60%	90,437	55,111	64%

(1)	The number of registered members is higher than the number of actual members due to various factors. For more information, see “Risk Factors—The number of our registered members is higher than the number of actual members, and a substantial majority of our page views are generated by a minority of our members.”

The number of our registered members increased by 60% in 2011 compared to 2010, and by 64% in 2010 compared to 2009. Over these same periods, we experienced even greater increases in our net revenue. While growth in the number of registered members is an important indicator of expected revenue growth, it also informs our management’s decisions with respect to those areas of our business that will require further investment to support expected future membership growth. For example, as the number of registered members increases, we will need to increase our capital expenditures to improve our information technology infrastructure to maintain the effectiveness of our solutions and the performance of our website for our members.

•

Unique Visitors. We define unique visitors as users who have visited our website at least once during a month regardless of whether they are a member, based on data provided by comScore, a leading provider of digital marketing intelligence. We view unique visitors as a key indicator of growth in our brand awareness among users and whether we are providing our members with useful products and features, thereby increasing member engagement. We believe that a higher level of member engagement will result in increased sales of our hiring and marketing solutions and premium subscriptions, as customers will have access to a larger pool of professional talent. Growth in unique visitors will be driven by our international expansion, growth in the number of registered members and improvements to features and products that drive member traffic to our website.

	December 31,
	2011	2010	% Change
	(in millions)
Unique visitors (1)	84	52	62%

(1)	Worldwide data provided by comScore, a leading provider of digital marketing intelligence. Beginning in August 2009, comScore changed the method by which it counts traffic, which makes prior data not meaningful for period over period comparison purposes.

The number of unique visitors increased by 62% in 2011 compared to 2010, reflecting increased traffic to our website by a growing number of users. While this increase in unique visitors helped to drive the increase in net revenue that we experienced during this period, it also provided management with important insights into the ways in which our users and members were using our website, including how they were coming to our website and which products and features best promoted brand awareness to attract users to our website.

•

Page Views. We define page views as the number of pages on our website that users view during the measurement period based on data provided by comScore. Similar to unique visitors, we believe page views is a key indicator for gaining insight into whether we are increasing member engagement and whether our members are deriving value from our solutions. We expect growth in page views will be driven, in part, by improvements in products and features that drive member traffic to our website, growth in the number of registered members and international expansion. However, page views may not capture all of the value that our members and other users derive from our solutions because part of the benefit of certain products and features is that the member or user does not need to visit our website to receive value from our platform. For example, members can respond to emails they receive from other members without accessing their LinkedIn account or our website.

	December 31,
	2011	2010	% Change
	(in millions)
Page Views (1)	29,420	18,059	63%

(1)	Worldwide data provided by comScore, a leading provider of digital marketing intelligence. Beginning in August 2009, comScore changed the method by which it counts traffic, which makes prior data not meaningful for period over period comparison purposes.

The number of page views according to comScore increased 63% in 2011 compared to 2010, reflecting increased use of the information, products and features available on our website by our users. While, similar to the increase in registered members and unique visitors, this increase in page views also helped to drive the increase in net revenue that we experienced during this period, it also provided management with important insights into the ways in which our users were utilizing the information, products and features on our website, which informs management’s decision on how to improve these products and features to provide our users with compelling reasons for continuing to come back to our website.

•

Number of LinkedIn Corporate Solutions Customers. We define the number of LinkedIn Corporate Solutions customers as the number of enterprises and professional organizations that we have under active contracts for this product as of the date of measurement. Our LinkedIn Corporate Solutions include LinkedIn Recruiter, Job Slots, LinkedIn Referral Engine (beta), LinkedIn Recruitment Media and LinkedIn Career Pages. We believe the number of LinkedIn Corporate Solutions customers is a key indicator of our market penetration in the online recruiting market, the productivity of our field sales organization and the value that our products bring to both large and small enterprises and professional organizations. The number of customers subscribing to our LinkedIn Corporate Solutions product is particularly important to monitor given that we expect revenue from LinkedIn Corporate Solutions to continue to represent a significant portion of our total net revenue, and we are significantly investing in our ability to successfully sell this unique product in a new and rapidly evolving market.

	December 31,			December 31,
	2011	2010	% Change	2010	2009	% Change
LinkedIn Corporate Solutions customers	9,236	3,865	139%	3,865	1,585	144%

The number of LinkedIn Corporate Solutions customers increased by 139% in 2011 compared to 2010, and by 144% in 2010 compared to 2009. During these periods, we experienced an increase in net revenue from sales of our hiring solutions, both in terms of absolute net revenue and as a percentage of our total net revenue (as further described in “Results of Operations” below), which was, and continues to be, largely driven by increases in the number of our customers that have purchased our LinkedIn Corporation Solutions products.

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

The following table presents our net revenue by field sales and online sales:

	Year Ended December 31,
	2011		2010		2009
	($ in thousands)
Field sales	$287,634	55%	$135,691	56%	$64,031	53%
Online sales	234,555	45%	107,408	44%	56,096	47%

	$522,189	100%	$243,099	100%	$120,127	100%

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed within this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

For additional information on the limitations of adjusted EBITDA, see “Adjusted EBITDA” in Item 6 “Selected Financial Data” for more information.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$11,912	$15,385	$(3,973)
Provision for income taxes	11,030	3,581	848
Other (income) expense, net	2,903	610	(230)
Depreciation and amortization	43,100	19,551	11,854
Stock-based compensation	29,768	8,832	6,152

Adjusted EBITDA	$98,713	$47,959	$14,651

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, stock-based compensation, the valuation of goodwill and intangible assets, website and internal-use software development costs, our office facility leases and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements under Item 8.

Revenue Recognition

A majority of our arrangements for hiring solutions and marketing solutions include multiple deliverables. In accordance with authoritative guidance on revenue recognition, we allocate arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence, or VSOE, if available; (2) third-party evidence, or TPE, if vendor-specific objective evidence is not available; and (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available.

VSOE. We determine VSOE based on our historical pricing and discounting practices for the specific solution when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. We have not historically priced our marketing solutions or certain products in our hiring solutions within a narrow range. As a result, we have only used VSOE to allocate the selling price of deliverables in limited circumstances.

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, we apply judgment with respect to whether we can establish selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, we have not been able to establish selling price based on TPE.

BESP. When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in our multiple element arrangements. We determine BESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, sales volume, geographies, market conditions, competitive landscape and pricing practices.

Because we generally have neither VSOE nor TPE for our hiring solutions and marketing solutions deliverables, the allocation of revenue has been based on our BESPs. The process for determining our BESP for deliverables without VSOE or TPE involves management’s judgment. Our process considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors that we considered in developing our BESPs include prices we charge for similar offerings, sales volume, geographies and historical pricing practices. If the facts and circumstances underlying the factors we considered change or should future facts and circumstances lead us to consider additional factors, our BESPs could change in future periods.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. We monitor and analyze the accuracy of our allowance for doubtful accounts estimate by reviewing past collectability and adjusting it for future expectations to determine the adequacy of our current and future allowance. The allowance for doubtful accounts represents our best estimate, but if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2011, the allowance for doubtful accounts represented approximately 5% of total accounts receivable, or approximately $5.5 million. A change of 1% in our estimate would amount to approximately $1.2 million.

Stock-Based Compensation

We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. As a result, we are required to estimate the amount of stock-based compensation we expect to be forfeited based on our historical experience. If actual forfeitures differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•

Fair Value of Our Common Stock. Because our stock was not publicly traded prior to our initial public offering, the fair value of our common stock underlying our stock options was determined by our board of directors or compensation committee of our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. Upon completion of our initial public offering on May 19, 2011, our Class A common stock was valued by reference to its publicly traded price.

•	Expected Term. The expected term was estimated using the simplified method allowed under SEC guidance.

•

Volatility. As we do not have a significant trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the technology industry similar in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

Valuation of Goodwill and Intangible Assets

When we acquire businesses, we allocate the purchase price to the tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies and historical experience. These estimates can include, but are not limited to:

•	the time and expenses that would be necessary to recreate the asset;

•	the profit margin a market participant would receive;

•	cash flows that an asset is expected to generate in the future; and

•	discount rates.

These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates, and if such events occur we may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.

Website and Internal-Use Software Development Costs

We capitalize certain costs related to the development of our website or software developed for internal-use. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be two to three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within product development expenses on our consolidated statements of operations. We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our website, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website and internal-use software development costs we capitalize and amortize could change in future periods.

Office Facility Leases

We lease our office facilities under operating leases. Accounting for these leases requires significant judgment by management. Application of accounting rules and assumptions made by management will determine whether the lease is accounted for as a capital or operating lease or whether we are considered the owner for accounting purposes in accordance with authoritative accounting guidance on leases.

If the lease is considered a capital lease or we are considered the owner for accounting purposes, we would record the property and a related capital lease obligation on our balance sheet. The asset would then be depreciated over its expected lease term. Rent payments for these properties would be recognized as interest expense and a reduction of the capital lease obligation.

If the lease is considered an operating lease, it is not recorded on our balance sheet and rent expense is recognized on a straight-line basis over the expected lease term.

The most significant estimates used by management in accounting for property leases and the impact of these estimates are as follows:

•

Expected lease term. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the lease term exceeds 75% of the leased asset’s useful life. The expected lease term is also used in determining the depreciable life of the asset or the straight-line rent recognition period. Increasing the expected lease term will increase the probability that a lease will be considered a capital lease and will generally result in higher rent expense for an operating lease and higher interest and depreciation expenses for a capital lease.

•

Incremental borrowing rate. We estimate our incremental borrowing rate using treasury rates for debt with maturities comparable to the expected lease term and our credit spread. The incremental borrowing rate is primarily used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the lease payments is greater than 90% of the fair market value of the property. Increasing the incremental borrowing rate decreases the net present value of the lease payments and reduces the probability that a lease will be considered a capital lease.

•

Fair market value of leased asset. The fair market value of leased property is generally estimated based on comparable market data. Fair market value is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the lease payments is greater than 90% of the fair market value of the property. Increasing the fair market value reduces the probability that a lease will be considered a capital lease.

Income Taxes

We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

We also provide reserves as necessary for uncertain tax positions taken on our tax filings. First, we determine if a tax position is more likely than not to be sustained upon audit solely based on technical merits, including resolution of related appeals or litigation processes, if any. Second, based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement we recognize any such differences as a liability. In the event that any unrecognized tax benefits are recognized, the effective tax rate will be affected. If recognized, approximately $6.1 million of unrecognized tax benefit would impact the effective tax rate at

December 31, 2011. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will be the same as these estimates. These estimates are updated quarterly based on factors such as change in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues.

We follow specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. Should there be a change in our ability to recover our deferred tax assets, our tax provision would increase or decrease in the period in which the assessment is changed.

Recently Issued Accounting Pronouncements

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (“FASB”) amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between generally accepted accounting principles (“GAAP”) in the United States of America and International Financial Reporting Standards (“IFRS”). The new authoritative guidance requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance will be effective for us on January 1, 2012 and is not expected to have a material impact on our financial statements.

Comprehensive Income

In June 2011, the FASB issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. The accounting update, except for the provision deferred, is effective for us in our interim period ended March 31, 2012. The adoption of this guidance will require us to change the presentation of comprehensive income and its components which we currently report within the statements of redeemable convertible preferred stock, stockholders’ equity and comprehensive income (loss).

Testing Goodwill for Impairment

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

Results of Operations

The following tables set forth our results of operations for the periods presented as a percentage of net revenue for those periods (certain items may not total due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2011	2010	2009
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16	18	22
Sales and marketing	32	24	22
Product development	25	27	33
General and administrative	14	14	16
Depreciation and amortization	8	8	10

Total costs and expenses	95	92	103

Income from operations	5	8	(3)
Other income (expense), net	(1)	—	—

Income before income taxes	4	8	(3)
Provision for income taxes	2	1	1

Net income (loss)	2%	6%	(3)%

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

	Year Ended December 31,			Year Ended December 31,
	2011	2010	% Change	2010	2009	% Change
	($ in thousands)
Revenue by product:
Hiring Solutions	$260,885	$101,884	156%	$101,884	$36,136	182%
Marketing Solutions	155,848	79,309	97%	79,309	38,278	107%
Premium Subscriptions	105,456	61,906	70%	61,906	45,713	35%

Total	$522,189	$243,099	115%	$243,099	$120,127	102%

Percentage of revenue by product:
Hiring Solutions	50%	42%		42%	30%
Marketing Solutions	30%	33%		33%	32%
Premium Subscriptions	20%	25%		25%	38%

Total	100%	100%		100%	100%

Total net revenue increased $279.1 million in 2011 compared to 2010. Net revenue from our hiring solutions increased $159.0 million as a result of an overall increase in professional hiring demand and further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 139% increase in the number of LinkedIn Corporate Solutions customers as of December 31, 2011 compared to December 31, 2010. Net revenue from our marketing solutions increased $76.5 million due to the productivity of our expanded field sales organization and growth in our self service advertising solutions, both of which are positively impacted by increases in the number of our registered members and page views on our website. During the same period, net revenue from our premium subscriptions increased $43.6 million, as a result of an increase in the number of premium subscribers.

Total net revenue increased $123.0 million in 2010 compared to 2009. Net revenue from our hiring solutions increased $65.7 million as a result of an overall increase in professional hiring demand and further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 144% increase in the number of LinkedIn Corporate Solutions customers as of December 31, 2010 compared to December 31, 2009. Net revenue from our marketing solutions increased $41.0 million as a result of an increase in customers’ overall online advertising budgets and improved productivity from our expanded field sales organization. Net revenue from our premium subscriptions increased $16.2 million during the same period as a result of an increase in the number of our premium subscribers and a reduction in cancellations from current customers.

The following table presents our net revenue by geographic region:

	Year Ended December 31,			Year Ended December 31,
	2011	2010	% Change	2010	2009	% Change
	($ in thousands)
Revenue by geographic location:
United States	$353,834	$176,975	100%	$176,975	$88,483	100%
International (1)	168,355	66,124	155%	66,124	31,644	109%

Total	$522,189	$243,099	115%	$243,099	$120,127	102%

(1)	During the year ended December 31, 2009, 10% of total revenue was derived from customers in the United Kingdom. No other country exceeded 10% of total revenue during any of the other periods presented.

International revenue increased $102.2 million in 2011 compared to 2010 and $34.5 million in 2010 compared to 2009. In addition, international revenue represented 32% of total revenue in 2011 compared to 27% of total revenue in 2010. The increases in international revenue are primarily due to the expansion of our international field sales organization and our site localization efforts. In 2011, we launched eight local languages, bringing the total to fourteen local languages as of December 31, 2011, and opened an additional seven offices outside of the United States. We expect international revenue to increase on an absolute basis and as a percentage of revenue in 2012 as we continue to focus on making our platform available in more languages and further developing our brand across various international geographies.

Cost of Revenue

Our cost of revenue primarily consists of web hosting costs related to operating our website and salaries, benefits and stock-based compensation for our production operations, customer support, infrastructure and advertising operations teams. Credit card processing fees, direct costs related to our research products, certain uncollected valued added taxes, or VAT, and sales taxes, allocated facilities costs, costs related to solutions offered to our customers in our production environment, and other supporting overhead costs are also included in cost of revenue. Beginning in the fourth quarter of 2011, we began to pass through VAT and sales tax to our customers on all our products. We currently expect cost of revenue to increase on an absolute basis, but to decrease as a percentage of revenue in the near term as we continue to pass through VAT and sales tax to our customers.

	Year Ended December 31,			Year Ended December 31,
	2011	2010	% Change	2010	2009	% Change
	($ in thousands)
Cost of revenue	$81,448	$44,826	82%	$44,826	$25,857	73%
Percentage of net revenue	16%	18%		18%	22%
Headcount (at period end):	338	141	140%	141	86	64%

Cost of revenue increased $36.6 million in 2011 compared to 2010. The increase was primarily attributable to increases in headcount related expenses of $14.3 million, web hosting service expenses of $7.3 million, direct costs of $4.3 million, facility and benefit allocations of $4.8 million, and facilities and related costs of $2.8 million.

Cost of revenue increased $19.0 million in 2010 compared to 2009, primarily attributable to increases in headcount related expenses of $5.0 million, in part as a result of growth in our international operations, web hosting service expenses of $3.5 million, certain uncollected sales and VAT taxes of $3.1 million, consulting and outside services expenses of $1.6 million, data center equipment maintenance expenses of $2.4 million, and facility and employee benefit allocations of $1.9 million.

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

	Year Ended December 31,			Year Ended December 31,
	2011	2010	% Change	2010	2009	% Change
	($ in thousands)
Sales and marketing	$164,703	$58,978	179%	$58,978	$26,847	120%
Percentage of net revenue	32%	24%		24%	22%
Headcount (at period end):	844	313	170%	313	125	150%

Sales and marketing expenses increased $105.7 million in 2011 compared to 2010. The increase was primarily attributable to an increase in headcount related expenses of $75.4 million as we expanded our field sales organization. We also experienced increases in facility and employee benefit allocations of $16.4 million, marketing and public relations expenses of $8.1 million, and consulting and outside services expenses of $4.0 million. Sales and marketing expenses increased as a percentage of revenue in 2011 compared to 2010 primarily due to building out our global sales organization.

Sales and marketing expenses increased $32.1 million in 2010 compared to 2009. The increase was primarily attributable to an increase in headcount related expenses of $21.2 million as we expanded our field sales organization. We also experienced increases in facility and employee benefit allocations of $5.5 million, marketing and public relations expenses of $3.1 million, and consulting and outside services expenses of $1.5 million.

Product Development

Our product development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers and developers. In addition, product development expenses include outside services and consulting, as well as allocated facilities and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to attaining our strategic objectives, and, as a result, we expect product development expense to increase on an absolute basis. However, we also expect to gain productivity and leverage in our product development efforts and as a result, we expect product development expenses as a percentage of revenue to decrease in the near term.

	Year Ended December 31,			Year Ended December 31,
	2011	2010	% Change	2010	2009	% Change
	($ in thousands)
Product development	$132,222	$65,104	103%	$65,104	$39,444	65%
Percentage of net revenue	25%	27%		27%	33%
Headcount (at period end):	634	383	66%	383	207	85%

Product development expenses increased $67.1 million in 2011 compared to 2010. The increase was primarily attributable to an increase in headcount related expenses of $48.3 million as a result of our focus on developing new features and products to increase member growth and engagement. We also experienced increases in facility and employee benefit allocations of $9.1 million and consulting expenses of $6.8 million. Product development expense decreased as a percentage of revenue in 2011 compared to 2010 as revenue growth outpaced the increase in product development expenses, which primarily consists of headcount related expenses.

Product development expenses increased $25.7 million in 2010 compared to 2009. The increase was primarily attributable to an increase in headcount related expenses of $17.4 million as a result of our focus on developing new features and products to increase member growth and engagement. We also experienced increases in facility and employee benefit allocations of $6.0 million and consulting expenses of $1.4 million.

General and Administrative

Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase on an absolute basis in the near term as we continue to expand our business and incur additional expenses associated with being a publicly traded company. However, we expect general and administrative to decrease as a percentage of revenue.

	Year Ended December 31,			Year Ended December 31,
	2011	2010	% Change	2010	2009	% Change
	($ in thousands)
General and administrative	$74,871	$35,064	114%	$35,064	$19,480	80%
Percentage of net revenue	14%	14%		14%	16%
Headcount (at period end):	300	153	96%	153	62	147%

General and administrative expenses increased $39.8 million in 2011 compared to 2010. The increase was primarily a result of an increase in headcount related expenses of $39.1 million to support our overall growth. We also experienced an increase in facilities related costs of $15.8 million and expenses for consulting and outside services of $10.3 million. These increases were partially offset by facility and employee benefit allocations of $30.3 million.

General and administrative expenses increased $15.6 million in 2010 compared to 2009. The increase was primarily a result of an increase in headcount related expenses of $16.1 million to support our overall growth. We also experienced an increase in facilities related costs of $7.6 million and expenses for consulting and outside services of $3.1 million. These increases were partially offset by facility and employee benefit allocations of $13.4 million.

Depreciation and Amortization

Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized software development costs and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis as we continue to expand our technology infrastructure.

	Year Ended December 31,			Year Ended December 31,
	2011	2010	% Change	2010	2009	% Change
	($ in thousands)
Depreciation and amortization	$43,100	$19,551	120%	$19,551	$11,854	65%
Percentage of net revenue	8%	8%		8%	10%

Depreciation and amortization expenses increased $23.5 million in 2011 compared to 2010. The increase was primarily the result of our investment in expanding our technology infrastructure to support continued growth in our member base.

Depreciation and amortization expenses increased $7.7 million in 2010 compared to 2009. The increase was primarily the result of our investment in expanding our technology infrastructure to support continued growth in our member base, particularly in the last half of 2010.

Other Income (Expense), Net

Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents, investments, foreign exchange gains and losses, and changes in the fair value of a warrant during 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Interest income	$169	$64	$350
Gain (loss) on foreign exchange	(2,965)	(405)	51
Net realized gain on sales of short-term investments	6	—	—
Other non-operating expense net	(113)	(269)	(171)

Total other income (expense), net	$(2,903)	$(610)	$230

Other income (expense), net decreased $2.3 million in 2011 compared to 2010. The decrease in other income (expense), net was largely driven by net transaction losses on foreign exchange. In December 2011, we began to hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign exchange rates on earnings. Hedging strategies that we have implemented or may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

Other income (expense), net decreased $0.8 million in 2010 compared to 2009. The decrease in other income (expense), net was largely driven by net transaction losses on foreign exchange, coupled with a decrease in interest income as a result of lower short-term interest rates.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Year Ended December 31,			Year Ended December 31,
	2011	2010	% Change	2010	2009	% Change
	($ in thousands)
Provision for income taxes	$11,030	$3,581	208%	$3,581	$848	322%

Income tax expense increased $7.4 million in 2011 compared to 2010. This increase was primarily attributable to our geographic mix of income and the significant increase in U.S. pre-tax income from $19.3 million for 2010 to $29.0 million for 2011. Due to the expansion in foreign markets, the Company incurred current year losses for which a tax benefit has not been recognized. The effective tax rates as of December 31, 2011 and 2010 were 48% and 19%, respectively, with the increase resulting from the foreign losses for which the deferred tax assets have not been recognized.

Income tax expense increased $2.7 million in 2010 compared to 2009. This increase was primarily attributable to our geographic mix of income and the significant increase in pre-tax income from a pretax loss of $3.1 million for 2009 to pre-tax income of $19.0 million for 2010. The effective tax rates as of December 31, 2010 and 2009 were 19% and (27)%, respectively, with the increase resulting from the significant increase in pre-tax income in 2010 compared to 2009.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations data and our unaudited statements of operations data as a percentage of net revenue for each of the eight quarters ended December 31, 2011 (certain items may not foot due to rounding). We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this Annual Report on Form 10-K.

In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$167,741	$139,476	$121,040	$93,932	$81,696	$61,792	$54,895	$44,716

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	24,166	22,096	18,403	16,783	14,844	11,835	9,842	8,305
Sales and marketing (1)	53,249	46,074	36,019	29,361	20,638	14,831	13,055	10,454
Product development (1)	42,051	35,022	30,414	24,735	20,953	17,188	14,822	12,141
General and administrative (1)	24,463	20,121	16,673	13,614	11,633	9,092	7,667	6,672
Depreciation and amortization	13,784	11,555	9,602	8,159	6,565	4,845	4,201	3,940

Total costs and expenses	157,713	134,868	111,111	92,652	74,633	57,791	49,587	41,512

Income from operations	10,028	4,608	9,929	1,280	7,063	4,001	5,308	3,204
Other income (expense), net	(1,575)	(1,788)	11	449	(341)	434	(357)	(346)

Income before income taxes	8,453	2,820	9,940	1,729	6,722	4,435	4,951	2,858
Provision (benefit) for income taxes	1,534	4,418	5,427	(349)	1,405	475	658	1,043

Net income (loss)	$6,919	$(1,598)	$4,513	$2,078	$5,317	$3,960	$4,293	$1,815

Net income (loss) attributable to common stockholders	$6,919	$(1,598)	$4,513	$—	$1,576	$915	$938	$—

Net income (loss) per share attributable to common stockholders:
Basic	$0.07	$(0.02)	$0.07	$—	$0.04	$0.02	$0.02	$—

Diluted	$0.06	$(0.02)	$0.04	$—	$0.03	$0.02	$0.02	$—

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	98,531	96,276	69,395	43,726	43,058	42,515	42,232	41,966

Diluted	108,612	96,276	103,129	51,459	49,372	46,601	45,624	44,228

(1)	Stock-based compensation included in above line items:

Cost of revenue	$714	$469	$312	$183	$138	$122	$90	$89
Sales and marketing	2,294	2,577	2,105	1,098	381	317	277	250
Product development	5,423	3,711	2,888	1,603	1,093	790	675	690
General and administrative	2,181	1,741	1,510	959	1,100	1,002	913	905

Total stock-based compensation	$10,612	$8,498	$6,815	$3,843	$2,712	$2,231	$1,955	$1,934

	For the Three Months Ended
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
	(as a percentage of revenue)
Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%	100%	100%	100%	100%	100%	100%

Costs and expenses:
Cost of revenue	14	16	15	18	18	19	18	19
Sales and marketing	32	33	30	31	25	24	24	23
Product development	25	25	25	26	26	28	27	27
General and administrative	15	14	14	14	14	15	14	15
Depreciation and amortization	8	8	8	9	8	8	8	9

Total costs and expenses	94	97	92	99	91	94	90	93

Income from operations	6	3	8	1	9	6	10	7
Other income (expense), net	(1)	(1)	0	0	(0)	1	(1)	(1)

Income before income taxes	5	2	8	2	8	7	9	6
Provision (benefit) for income taxes	1	3	4	(0)	2	1	1	2

Net income (loss)	4%	(1)%	4%	2%	7%	6%	8%	4%

(1)	Certain items may not total due to rounding.

	For the Three Months Ended
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
	(in thousands)
Additional Financial Data:
Net revenue by product:
Hiring Solutions	$84,937	$70,995	$58,620	$46,333	$35,958	$27,274	$21,723	$16,929
Marketing Solutions	49,523	40,072	38,570	27,683	27,939	18,836	18,308	14,226
Premium Subscriptions	33,281	28,409	23,850	19,916	17,799	15,682	14,864	13,561

Total	$167,741	$139,476	$121,040	$93,932	$81,696	$61,792	$54,895	$44,716

Net revenue by geographic location:
United States	$111,970	$94,005	$82,739	$65,120	$58,411	$45,730	$40,299	$32,535
International	55,771	45,471	38,301	28,812	23,285	16,062	14,596	12,181

Total	$167,741	$139,476	$121,040	$93,932	$81,696	$61,792	$54,895	$44,716

Net revenue by field sales and online sales:
Field sales	$95,842	$74,465	$66,699	$50,628	$48,253	$33,552	$30,202	$23,684
Online sales	71,899	65,011	54,341	43,304	33,443	28,240	24,693	21,032

Total	$167,741	$139,476	$121,040	$93,932	$81,696	$61,792	$54,895	$44,716

	For the Three Months Ended
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
	(in thousands, except customer and headcount data)
Other Financial and Operational Data:
Adjusted EBITDA (1)	$34,424	$24,661	$26,346	$13,282	$16,340	$11,077	$11,464	$9,078
Number of registered members (at period end)	144,974	131,186	115,808	101,528	90,437	80,553	71,825	64,177
LinkedIn Corporate Solutions customers (at period end)	9,236	7,366	6,072	4,774	3,865	2,849	2,306	1,827
Headcount (at period end):
United States	1,641	1,452	1,251	1,099	872	775	636	531
International	475	345	264	189	118	87	57	41

Total	2,116	1,797	1,515	1,288	990	862	693	572

(1)	We define adjusted EBITDA as net income (loss), plus: provision (benefit) for income taxes, other (income) expense, net, depreciation and amortization, and stock-based compensation. Please see “Adjusted EBITDA” in Item 6 “Selected Financial Data” for more information.

	For the Three Months Ended
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
	(in thousands)
Reconciliation of adjusted EBITDA:
Net income (loss)	$6,919	$(1,598)	$4,513	$2,078	$5,317	$3,960	$4,293	$1,815
Provision (benefit) for income taxes	1,534	4,418	5,427	(349)	1,405	475	658	1,043
Other (income) expense, net	1,575	1,788	(11)	(449)	341	(434)	357	346
Depreciation and amortization	13,784	11,555	9,602	8,159	6,565	4,845	4,201	3,940
Stock-based compensation	10,612	8,498	6,815	3,843	2,712	2,231	1,955	1,934

Adjusted EBITDA	$34,424	$24,661	$26,346	$13,282	$16,340	$11,077	$11,464	$9,078

Liquidity and Capital Resources

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$88,978	$50,026	$13,279
Depreciation and amortization	43,100	19,551	11,854

Cash flows provided by operating activities	$133,424	$54,353	$21,360
Cash flows used in investing activities	(338,482)	(55,633)	(13,044)
Cash flows provided by financing activities	452,465	4,325	1,030

Cash and cash equivalents consist of cash and money market funds. Our short-term investments consist of U.S. treasury securities and agency securities. As of December 31, 2011, we had cash and cash equivalents of $339.0 million and short-term investments of $238.5 million. As of December 31, 2011, the amount of cash and cash equivalents held by foreign subsidiaries was $53.3 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Operating Activities

Operating activities provided $133.4 million of cash in 2011, primarily resulting from our improved operating performance. The cash flow from operating activities primarily resulted from changes in our operating assets and liabilities, with deferred revenue increasing $74.8 million and accounts payable and other liabilities increasing $37.0 million, partially offset by an increase in accounts receivable of $54.9 million and an increase in prepaid expenses and other assets of $14.1 million. The increases in our deferred revenue and accounts receivable were primarily due to our revenue growth in 2011 as compared to 2010. We had net income in 2011 of $11.9 million, which included non-cash depreciation and amortization of $43.1 million and non-cash stock-based compensation of $29.8 million.

Operating activities provided $54.4 million of cash in 2010, primarily resulting from our improved operating performance. The cash flow from operating activities primarily resulted from changes in our operating assets and liabilities, with deferred revenue increasing $39.5 million and accounts payable and accrued liabilities increasing $15.6 million, partially offset by an increase in accounts receivable of $35.7 million. The increase in our deferred revenue and accounts receivable was primarily due to our revenue growth in 2010 as compared to 2009. The increase in accounts payable and accrued liabilities reflects timing of payments due to the growth in our business activities. We had net income in 2010 of $15.4 million, which included non-cash depreciation and amortization of $19.6 million and non-cash stock-based compensation of $8.8 million.

Operating activities provided $21.4 million of cash in 2009, primarily resulting from our improved operating performance. The cash flow from operating activities primarily resulted from changes in our operating assets and liabilities, with accounts payable and accrued liabilities increasing $8.6 million and deferred revenue increasing $10.6 million, partially offset by an increase in accounts receivable of $9.8 million, and an increase of $2.9 million in prepaid expenses and other assets and deferred commissions. The increase in our deferred revenue and accounts receivable was primarily due to our revenue growth in 2009 as compared to 2008. The increase in accounts payable and accrued liabilities reflects timing of payments due to the growth in our business activities. We had a net loss in 2009 of $4.0 million, which included non-cash depreciation and amortization of $11.9 million and non-cash stock-based compensation of $6.2 million.

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

In 2011, we had net purchases of investments of $239.4 million. Also, we acquired three companies for $7.4 million, net of cash acquired.

In 2010, we acquired two companies for $4.5 million, net of cash acquired.

Financing Activities

In 2011, we received $426.5 million in proceeds from our IPO and follow-on offering, net of offering costs. With the exception of these offerings, our financing activities have consisted primarily of net proceeds from the issuance of common stock and preferred stock.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in 2011, 2010 or 2009.

Contractual Obligations

We lease our facilities in Mountain View, California under operating leases that we expect to expire in 2023. We lease other facilities around the world, the longest of which expires in 2020. We have several material long-term purchase obligations outstanding with third parties. We do not have any debt or material capital lease obligations. As of December 31, 2011, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations (1)	$186,319	$13,767	$32,929	$33,653	$105,970
Purchase obligations (2)	$43,161	$24,423	$18,394	$330	$14

(1)	Subsequent to December 31, 2011, we leased additional facilities in various locations. The longest lease expires in 2022 and aggregate future minimum lease payments are approximately $26.5 million.
(2)	In February 2012, we entered into additional purchase commitments with a provider of data center space for total future minimum payments of approximately $33.9 million over the next three years.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Contingent obligations arising from unrecognized tax benefits are not included in the contractual obligations because it is expected that the unrecognized benefits would only result in an insignificant amount of cash payments.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange risks and inflation.

Interest Rate Fluctuation Risk

We had cash, cash equivalents, and short-term investments of $577.5 million and $93.0 million as of December 31, 2011 and 2010, respectively. Our cash and cash equivalents consist of cash and money market funds, which have a relatively short maturity and, as such, are relatively insensitive to interest rate changes. Our short-term investments consist of fixed income investments, specifically U.S. treasury securities and agency securities. Fixed income investments may have their fair market value adversely impacted by a rise in interest rates. A hypothetical 1% (100 basis points) increase in interest rates would have resulted in a decrease in the fair value of our investment portfolio of approximately $2.7 million as of December 31, 2011.

Foreign Currency Exchange Risk and Foreign Currency Forward Contracts

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling, the euro, the Australian dollar, the Canadian dollar, and the Indian rupee. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) related to remeasuring certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

We began to hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign currency exchange rates on earnings in December 2011. We utilize foreign currency forward contracts to hedge against the short-term impact of foreign currency fluctuations on certain assets and liabilities denominated in foreign currencies. All balance sheet hedges are marked-to-market through earnings each period.

We do not enter into foreign currency forward contracts for speculative or trading purposes. As of December 31, 2011, the Company had five outstanding forward contracts with a total notional amount of $34.1 million. The net unrealized gain resulting from changes in fair value of these forward contracts as of December 31, 2011 was not material.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8.	Financial Statements and Supplementary Data

LINKEDIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LinkedIn Corporation

Mountain View, California

We have audited the accompanying consolidated balance sheets of LinkedIn Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LinkedIn Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 2, 2012

LINKEDIN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$339,048	$92,951
Short-term investments	238,456	—
Accounts receivable (net of allowance for doubtful accounts of $5,460 and $2,672 at December 31, 2011 and 2010, respectively)	111,372	58,263
Deferred commissions	13,594	8,684
Prepaid expenses	10,799	4,887
Other current assets	12,658	7,421

Total current assets	725,927	172,206
Property and equipment, net	114,850	56,743
Goodwill	12,249	—
Intangible assets, net	8,095	5,232
Other assets	12,576	4,007

TOTAL ASSETS	$873,697	$238,188

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,217	$12,886
Accrued liabilities	58,644	27,601
Deferred revenue	139,798	64,985

Total current liabilities	226,659	105,472
DEFERRED TAX LIABILITIES	18,551	6,625
OTHER LONG TERM LIABILITIES	3,508	1,861

Total liabilities	248,718	113,958

COMMITMENTS AND CONTINGENCIES (Note 11)
REDEEMABLE CONVERTIBLE PREFERRED STOCK (Note 12)
Redeemable convertible preferred stock, Series C, $0.0001 par value—none issued and outstanding at December 31, 2011 and 4,357,644 issued and outstanding at December 31, 2010	—	12,700
Redeemable convertible preferred stock, Series D, $0.0001 par value—none issued and outstanding at December 31, 2011 and 6,599,987 issued and outstanding at December 31, 2010	—	75,281

Total redeemable convertible preferred stock	—	87,981

STOCKHOLDERS’ EQUITY (Note 12):
Convertible preferred stock, Series A, $0.0001 par value— none issued and outstanding at December 31, 2011 and 17,238,579 issued and outstanding at December 31, 2010	—	5,884
Convertible preferred stock, Series B, $0.0001 par value—none issued and outstanding at December 31, 2011 and 17,450,991 issued and outstanding at December 31, 2010	—	9,962
Common stock, $0.0001 par value—none issued and outstanding at December 31, 2011, and 43,308,742 issued at December 31, 2010	—	4
Class A and Class B common stock, $0.0001 par value—40,637,575 Class A and 60,842,819 Class B shares issued and outstanding at December 31, 2011 and none issued and outstanding at December 31, 2010	10	—
Additional paid-in capital	617,629	25,074
Accumulated other comprehensive income (loss)	100	(3)
Accumulated earnings (deficit)	7,240	(4,672)

Total stockholders’ equity	624,979	36,249

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$873,697	$238,188

See notes to consolidated financial statements.

LINKEDIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net revenue	$522,189	$243,099	$120,127
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	81,448	44,826	25,857
Sales and marketing	164,703	58,978	26,847
Product development	132,222	65,104	39,444
General and administrative	74,871	35,064	19,480
Depreciation and amortization	43,100	19,551	11,854

Total costs and expenses	496,344	223,523	123,482

Income (loss) from operations	25,845	19,576	(3,355)
Other income (expense), net	(2,903)	(610)	230

Income (loss) before income taxes	22,942	18,966	(3,125)
Provision for income taxes	11,030	3,581	848

Net income (loss)	$11,912	$15,385	$(3,973)

Net income (loss) attributable to common stockholders	$11,912	$3,429	$(3,973)

Net income (loss) per share attributable to common stockholders:
Basic	$0.15	$0.08	$(0.10)

Diluted	$0.11	$0.07	$(0.10)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	77,185	42,446	41,184

Diluted	104,118	46,459	41,184

See notes to consolidated financial statements.

LINKEDIN CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except shares)

			Stockholders’ Equity
	Redeemable Convertible Preferred Stock		Convertible Preferred Stock			Common Stock		Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Earnings (Deficit)	Total	Compre- hensive Income (Loss)
	Shares	Amount	Shares	Amount	Warrants	Shares	Amount
BALANCE—December 31, 2008	10,957,631	$87,981	34,619,205	$15,413	$15	41,913,101	$3	$5,778	$(23)	$(15,956)	$5,230
Cumulative effect of accounting change for warrant valuation	—	—	—	—	(15)	—	—	—	—	(128)	(143)
Issuance of common stock upon exercise of employee stock options	—	—	—	—	—	1,704,436	1	1,083	—	—	1,084
Vesting of early exercised stock options	—	—	—	—	—	—	—	792	—	—	792
Repurchase of unvested early exercised stock options	—	—	—	—	—	(1,871,809)	—	(198)	—	—	(198)
Stock-based compensation	—	—	—	—	—	—	—	6,270	—	—	6,270
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	20	—	20	$20
Net loss	—	—	—	—	—	—	—	—	—	(3,973)	(3,973)	(3,973)

BALANCE—December 31, 2009	10,957,631	$87,981	34,619,205	$15,413	$—	41,745,728	$4	$13,725	$(3)	$(20,057)	$9,082	$(3,953)

Issuance of Series A convertible preferred stock upon exercise of warrant	—	—	70,365	433	—	—	—	—	—	—	433
Issuance of common stock upon exercise of employee stock options	—	—	—	—	—	1,796,826	—	1,307	—	—	1,307
Vesting of early exercised stock options	—	—	—	—	—	—	—	767	—	—	767
Repurchase of unvested early exercised stock options	—	—	—	—	—	(233,812)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	9,146	—	—	9,146
Income tax benefit from employee stock option exercises	—	—	—	—	—	—	—	129	—	—	129
Net income	—	—	—	—	—	—	—	—	—	15,385	15,385	$15,385

BALANCE—December 31, 2010	10,957,631	$87,981	34,689,570	$15,846	$—	43,308,742	$4	$25,074	$(3)	$(4,672)	$36,249	$15,385

LINKEDIN CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009—(Continued)

(In thousands, except shares)

			Stockholders’ Equity
	Redeemable Convertible Preferred Stock		Convertible Preferred Stock			Common Stock		Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Earnings (Deficit)	Total	Compre- hensive Income (Loss)
	Shares	Amount	Shares	Amount	Warrants	Shares	Amount
BALANCE—December 31, 2010	10,957,631	$87,981	34,689,570	$15,846	$—	43,308,742	$4	$25,074	$(3)	$(4,672)	$36,249
Issuance of common stock upon initial public offering, net of offering costs	—	—	—	—	—	6,003,804	1	248,405	—	—	248,406
Conversion of preferred stock to common stock upon initial public offering	(10,957,631)	(87,981)	(34,689,570)	(15,846)	—	45,647,201	5	103,822	—	—	87,981
Issuance of common stock in connection with follow-on offering, net of offering costs	—	—	—	—	—	2,583,755	—	177,318	—	—	177,318
Issuance of common stock upon exercise of employee stock options	—	—	—	—	—	3,665,152	—	13,068	—	—	13,068
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	—	164,367	—	6,287	—	—	6,287
Issuance of common stock related to acquisitions	—	—	—	—	—	129,203	—	8,059	—	—	8,059
Vesting of early exercised stock options	—	—	—	—	—	—	—	3,704	—	—	3,704
Repurchase of unvested early exercised stock options	—	—	—	—	—	(21,830)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	30,292	—	—	30,292
Income tax benefit from employee stock option exercises	—	—	—	—	—	—	—	1,600	—	—	1,600
Change in net unrealized gain on investments	—	—	—	—	—	—	—	—	103	—	103	$103
Net income	—	—	—	—	—	—	—	—	—	11,912	11,912	11,912

BALANCE—December 31, 2011	—	$—	—	$—	$—	101,480,394	$10	$617,629	$100	$7,240	$624,979	$12,015

See notes to consolidated financial statements.

LINKEDIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$11,912	$15,385	$(3,973)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,100	19,551	11,854
Provision for doubtful accounts and sales returns	3,109	1,811	448
Stock-based compensation	29,768	8,832	6,152
Excess income tax benefit from the exercise of stock options	(1,600)	(129)	—
Changes in operating assets and liabilities:
Accounts receivable	(54,908)	(35,677)	(9,791)
Deferred commissions	(5,271)	(5,798)	(2,115)
Prepaid expenses and other assets	(14,111)	(4,259)	(795)
Accounts payable and other liabilities	36,950	15,595	8,631
Income taxes, net	9,662	(493)	357
Deferred revenue	74,813	39,535	10,592

Net cash provided by operating activities	133,424	54,353	21,360

INVESTING ACTIVITIES:
Purchases of property and equipment	(88,978)	(50,026)	(13,279)
Purchases of investments	(251,174)	—	—
Sales of investments	8,255	—	—
Maturities of investments	3,500	—	—
Purchases of intangible assets and acquisitions, net of cash acquired	(7,404)	(4,467)
(Increase) decrease in restricted cash and deposits	(2,681)	(1,140)	235

Net cash used in investing activities	(338,482)	(55,633)	(13,044)

FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	248,803	(397)	—
Proceeds from follow-on offering, net of offering costs	177,700	—	—
Proceeds from issuance of common stock	13,124	1,307	1,084
Proceeds from early exercise of employee stock options	4,995	3,438	680
Proceeds from the issuance of the employee stock purchase plan	6,287	—	—
Proceeds from exercise of warrant	—	23	—
Excess income tax benefit from the exercise of stock options	1,600	129	—
Repurchase of common stock	(44)	(175)	(734)

Net cash provided by financing activities	452,465	4,325	1,030

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,310)	(73)	138

CHANGE IN CASH AND CASH EQUIVALENTS	246,097	2,972	9,484
CASH AND CASH EQUIVALENTS—Beginning of period	92,951	89,979	80,495

CASH AND CASH EQUIVALENTS—End of period	$339,048	$92,951	$89,979

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$2,261	$4,006	$418

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$103,827	$—	$—

Purchases of property and equipment recorded in accounts payable and accrued liabilities	$10,974	$2,231	$2,648

Deferred offering costs not yet paid	$382	$1,318	$118

Cumulative effect of accounting change for warrant valuation	$—	$—	$143

Vesting of early exercised stock options	$3,704	$767	$792

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation

LinkedIn Corporation and its subsidiaries (the “Company”), a Delaware corporation, was incorporated on March 6, 2003. The Company operates an online professional network on the Internet through which the Company’s members are able to create, manage and share their professional identities online, build and engage with their professional networks, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. The Company believes it is the most extensive, accurate and accessible network focused on professionals.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future consolidated financial position, results of operations, or cash flows: scaling and adaptation of existing technology and network infrastructure; protection of customers’ information and privacy concerns; security measures related to the Company’s website; rates of revenue growth; engagement and usage of the Company’s solutions; management of the Company’s growth; new markets and international expansion; protection of the Company’s brand and intellectual property; competition in the Company’s market; qualified employees and key personnel; intellectual property infringement and other claims; and changes in government regulation affecting the Company’s business, among other things.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These changes consisted of reclassifications to separate or combine certain line items in the accompanying consolidated balance sheets and statements of cash flows. In addition, trade payable obligations totaling $10.8 million previously reported in other accrued expenses within accrued liabilities (Note 8) at December 31, 2010 have been reclassified to include such amounts in accounts payable. These reclassifications did not impact previously reported total current assets, total assets, total current liabilities, or total liabilities in the accompanying consolidated balance sheets or net cash provided by operating activities in the consolidated statements of cash flows.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments, foreign exchange contracts and accounts receivable. The Company places its cash and cash equivalents and short-term investments with major financial institutions throughout the world, which management assesses to be of high-credit quality. Foreign exchange contracts are transacted with various financial institutions with high credit standing.

Credit risk with respect to accounts receivable is dispersed due to the large number of customers, none of which accounted for more than 10% of total accounts receivable as of December 31, 2011 and 2010. In addition, the Company’s credit risk is mitigated by the relatively short collection period. The Company records accounts receivable at the invoiced amount and does not charge interest. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2011	2010	2009
Allowance for doubtful accounts:
Balance, beginning of period	$2,672	$1,100	$960
Add: bad debt expense	2,526	1,723	505
Less: write-offs, net of recoveries and other adjustments	262	(151)	(365)

Balance, end of period	$5,460	$2,672	$1,100

Foreign Currency Translation

The Company determines the functional currency for its foreign subsidiaries by reviewing the currencies in which its respective operating activities occur. Financial information is translated from the functional currency to the U.S. dollar, the reporting currency, for inclusion in the Company’s consolidated financial statements. Income, expenses, and cash flows are translated at average exchange rates prevailing during the fiscal year, and assets and liabilities are translated at fiscal period end exchange rates. The functional currency of the Company’s foreign subsidiaries is generally the U.S. dollar. Gains and losses resulting from remeasuring foreign currency financial statements into U.S. dollars are included in other income (expense), net in the accompanying consolidated statements of operations. These gains and losses are net of those realized on foreign currency forward contracts.

Cash Equivalents

Cash equivalents consist of highly liquid short-term investments with original maturities of three months or less at the time of purchase. As of December 31, 2011 and 2010, cash equivalents consisted of money market funds.

Short-term Investments

Short-term investments consist of U.S. treasury securities and agency securities and are classified as available-for-sale securities. The Company may or may not hold securities with stated maturities greater than one year until maturity. After consideration of its risks versus reward objectives, as well as its liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription contracts primarily related to sales of the Company’s hiring solutions. Deferred commissions consist of sales commissions paid to the Company’s direct sales representatives and are deferred and amortized over the non-cancelable terms of the related customer contracts, which are generally 12 months. The commission payments are generally paid in full the month after the customer contract is signed. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Short-term deferred commissions are included in deferred commissions, while long-term deferred commissions are included in other assets in the accompanying consolidated balance sheets. The amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations.

Derivative Financial Instruments

The Company accounts for derivative instruments and hedging activities pursuant to authoritative accounting guidance that requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, its change in fair value will either be offset against the change in fair value of the hedged asset or liability, firm commitment through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.

The Company began to enter into forward contracts near the end of 2011 to manage currency exposure related to net assets and liabilities denominated in foreign currencies, for certain foreign denominated assets or liabilities. The Company does not enter into derivative financial instruments for trading purposes. As of December 31, 2011, the Company had five outstanding forward contracts with a total notional amount of $34.1 million. These derivative instruments are not designed for hedge accounting and are adjusted to fair value through other income (expense), net in the accompanying consolidated statements of operations. The net unrealized gain resulting from changes in fair value of these forward contracts as of December 31, 2011 was not material.

The gains and losses on these derivative instruments are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities subject to remeasurement and transaction exposures, and therefore, these forward contracts do not subject the Company to material balance sheet risk. As of December 31, 2011, the outstanding balance sheet hedging derivatives had maturities of less than 30 days.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of the lease term or expected useful lives of the improvements. Depreciation expense totaled $39.5 million, $18.6 million and $11.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Website and Software Development Costs

The Company capitalizes its costs to develop its website and internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates two to three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.

The Company capitalized website and internal-use software costs of $10.9 million, $6.4 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s capitalized website and internal-use software amortization is included in depreciation and amortization in the Company’s consolidated statements of operations, and totaled $5.4 million, $2.9 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. The Company elects to assess qualitative factors to determine whether it is more likely than not that the fair value of the Company’s one reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Through December 31 2011, no impairment of goodwill has been identified.

Intangible Assets

Acquired intangible assets consist of identifiable intangible assets, including developed technology, non-compete agreements, workforce in place, in-process research and development (“IPR&D”) and a patent resulting from the Company’s acquisitions. Acquired intangible assets are recorded at fair value, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

Deferred Offering Costs

Deferred offering costs consisted primarily of direct incremental accounting fees related to the Company’s initial public offering (“IPO”) of its Class A common stock in May 2011 and its follow-on offering in November

2011. Approximately $1.7 million of deferred offering costs related to the IPO were included in other assets on the Company’s consolidated balance sheets as of December 31, 2010. There were no deferred offering costs included in other assets as of December 31, 2011. Upon completion of the Company’s IPO and follow-on offering, these amounts were offset against the proceeds of the offering and included in stockholders’ equity.

Revenue Recognition

In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Where arrangements have multiple elements, revenue is allocated to the elements based on the relative selling price method and revenue is recognized based on the Company’s policy for each respective element.

The Company generates revenue primarily from sales of the following services:

•

Hiring Solutions—Hiring Solutions revenue is derived primarily from providing access to the LinkedIn Recruiter product and job postings. The Company provides access to its professional database of both active and passive job candidates with LinkedIn Recruiter, which allows corporate recruiting teams to identify candidates based on industry, job function, geography, experience/education, and other specifications. Revenue from providing access to the LinkedIn Recruiter product is recognized ratably over the subscription period, which consists primarily of annual subscriptions that are billed monthly, quarterly, or annually. The Company also earns revenue from the placement of job postings on its website, which generally run for 30 days. Independent recruiters can pay to post job openings that are accessible through job searches or targeted job matches. Revenue from job postings is recognized as the posting is displayed or the contract period, whichever is shorter.

•

Marketing Solutions—The Company earns revenue from the display of advertisements (both graphic and text link) on its website primarily based on a cost per advertisement model. Revenue from internet advertising is recognized net of any related agency commissions as the online advertisements are displayed on the Company’s website. Agency commissions are amounts earned by advertising agencies that act as representatives for advertisers and earn commissions by billing the advertiser the total dollar value of the advertiser’s purchase while entering into an agreement with the Company to provide the advertising for the dollar value of the advertiser’s purchase less a certain percentage representing the agency commission. The typical duration of the Company’s advertising contracts is approximately two months.

•

Premium Subscriptions—The Company sells various subscriptions to customers that allow users to have further access to premium services via its LinkedIn.com website. Revenue from Premium Subscription services is recognized ratably over the contractual period, generally from one to 12 months.

Amounts billed or collected in excess of revenue recognized are included as deferred revenue. Sales tax is excluded from reported net revenue. Although historical refunds have been minimal, the Company estimates allowances, for each revenue type shown above, based on information available as of each balance sheet date. This information includes historical refunds as well as specific known service quality issues.

A majority of the Company’s arrangements for hiring solutions and marketing solutions include multiple deliverables. In accordance with recent authoritative guidance on revenue recognition, the Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor-specific objective evidence (“VSOE”) if available; (ii) third-party evidence (“TPE”) if VSOE is not available; and (iii) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

VSOE . The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range.

The Company has not historically priced its marketing solutions or certain products of its hiring solutions within a narrow range. As a result, the Company has only used VSOE to allocate the selling price of deliverables in limited circumstances.

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, the Company has not been able to establish selling price based on TPE.

BESP. When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, sales volume, geographies, market conditions, competitive landscape and pricing practices.

Advertising Costs

Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. The Company incurred advertising costs of $2.4 million, $0.7 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period of the award, which is generally four years.

Office Facility Leases

The Company leases its office facilities under operating lease agreements. Office facilities subject to an operating lease and the related lease payments are not recorded on the Company’s balance sheet. The terms of certain lease agreements provide for rental payments on a graduated basis, however, the Company recognizes rent expense on a straight-line basis over the lease period in accordance with authoritative accounting guidance. Any lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date the Company becomes legally obligated for the rent payments or when the Company takes possession of the office space, whichever is earlier.

Rental expense, principally for leased office space under operating lease commitments, was $10.1 million, $4.0 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes

The Company records income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

Recently Issued and Adopted Accounting Guidance

Fair Value Measurement

In May 2011, the FASB amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between generally accepted accounting principles (“GAAP”) in the United States of America and International Financial Reporting Standards (“IFRS”). The new authoritative guidance requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance will be effective for the Company on January 1, 2012 and is not expected to have a material impact on its financial statements.

Comprehensive Income

In June 2011, the FASB issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. The accounting update, except for the provision deferred, is effective for the Company in its interim period ended March 31, 2012. The adoption of this guidance will require the Company to change the presentation of comprehensive income and its components which is currently reported within the statements of redeemable convertible preferred stock, stockholders’ equity and comprehensive income (loss).

Testing Goodwill for Impairment

In September 2011, the FASB issued new authoritative guidance that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this new authoritative guidance for its goodwill impairment test performed in the third quarter of 2011.

3.	Fair Value Measurements

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2011 and 2010, are summarized as follows (in thousands):

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$277,463	$—	$—	$277,463	$77,147	$—	$—	$77,147
Short-term investments:
U.S. treasury securities	17,325	—	—	17,325	—	—	—	—
Agency securities	—	221,131	—	221,131	—	—	—	—
Other current assets:
Foreign currency forward contracts	—	190	—	190	—	—	—	—

Total assets	$294,788	$221,321	$—	$516,109	$77,147	$—	$—	$77,147

Accrued liabilities:
Foreign currency forward contracts	—	183	—	183	—	—	—	—

Total liabilities	$—	$183	$—	$183	$77,147	$—	$—	$77,147

4.	Acquisitions

In 2011, the Company completed its acquisition of three companies for total consideration of approximately $17.9 million, of which $9.8 million was to be paid in cash and $8.1 million was to be issued in shares of the Company’s Class A common stock. As of December 31, 2011, $1.6 million remains to be paid in cash and an immaterial number of shares remain to be issued, subject to the satisfaction of certain general representations and warranties. These acquisitions have been accounted for under the acquisition method and, accordingly, the total purchase price has been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. As a result of these acquisitions, the Company recorded goodwill in the amount of $12.2 million, identifiable definite-lived intangible assets of $6.2 million, which was comprised of $4.4 million related to developed technology and $1.8 million related to non-compete agreements, and net liabilities of $0.9 million. The Company also recorded $0.3 million of acquisition-related IPR&D accounted for as indefinite-lived intangible assets until the completion or abandonment of the associated development efforts. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of the companies was 4.2 years, which will be amortized on a straight-line basis over their estimated useful lives. The Company’s consolidated financial statements include the operating results of all acquired businesses from the date of each acquisition. Pro forma results of operations for these acquisitions have not been presented as the financial impact to the Company’s consolidated financial statements, both individually and in aggregate, are not material.

In 2010, the Company completed its acquisition of two companies for total consideration of approximately $5.7 million to be paid in cash. As of December 31, 2011, $0.6 million remains to be paid in cash, subject to the satisfaction of certain general representations and warranties. These acquisitions have been accounted for as purchases of assets and, accordingly, the total purchase price has been allocated to the tangible and identifiable intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date.

As a result of these acquisitions, the Company recorded identifiable definite-lived intangible assets of $5.9 million, which was comprised of $3.3 million related to workforce in place, $2.2 million related to developed technology, and $0.4 million related to non-compete agreements, and net liabilities of $0.2 million. The overall weighted-average life of the identified intangible assets acquired in these purchases was 2.2 years. These identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives.

5.	Cash and Investments

The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
December 31, 2011:
Cash	$61,585	$—	$—	$61,585
Cash equivalents:
Money market funds	277,463	—	—	277,463
Short-term investments:
U.S. treasury securities	17,314	11	—	17,325
Agency securities	221,039	100	(8)	221,131

Total cash, cash equivalents, and short-term investments	$577,401	$111	$(8)	$577,504

December 31, 2010:
Cash	$15,804	$—	$—	$15,804
Cash equivalents:
Money market funds	77,147	—	—	77,147

Total cash and cash equivalents	$92,951	$—	$—	$92,951

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2011 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$130,872	$130,903
Due after one year through two years	107,481	107,553

Total	$238,353	$238,456

6.	Property and Equipment

The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	December 31,
	2011	2010
Computer equipment	$125,955	$62,253
Software	21,614	8,443
Capitalized website and internal-use software	24,531	13,609
Furniture and fixtures	8,028	4,378
Leasehold improvements	12,124	6,450

Total	192,252	95,133
Less accumulated depreciation	(77,402)	(38,390)

Property and equipment, net	$114,850	$56,743

7.	Goodwill and Other Intangible Assets

Goodwill

Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2010	$—
2011 acquisitions	12,249

Goodwill—December 31, 2011	$12,249

Other Intangible Assets

The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life
December 31, 2011:
Patent	$628	$(628)	$—	—
Developed technology	6,638	(1,692)	4,946	4.3 years
Non-compete agreements	2,230	(564)	1,666	1.7 years
Workforce in place	3,259	(2,036)	1,223	0.8 years
IPR&D	260	—	260	Indefinite

Total	$13,015	$(4,920)	$8,095	3.2 years

December 31, 2010:
Patent	$628	$(540)	$88	0.4 years
Developed technology	2,206	(272)	1,934	2.3 years
Non-compete agreements	424	(66)	358	1.5 years
Workforce in place	3,259	(407)	2,852	1.8 years

Total	$6,517	$(1,285)	$5,232	1.9 years

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $3.6 million, $1.0 million and $0.2 million, respectively. Estimated future amortization of purchased intangible assets for future periods is as follows (in thousands):

Years Ending December 31,
2012	$3,990
2013	1,560
2014	796
2015	614
2016	500
Thereafter	375

Total	$7,835

8.	Accrued Liabilities

The following table presents the detail of accrued liabilities for the periods presented (in thousands):

	December 31,
	2011	2010
Accrued vacation and employee-related expenses	$15,709	$6,215
Exercise of unvested stock options	4,806	3,563
Accrued incentives	24,600	11,807
Accrued sales tax and value-added taxes	5,839	3,638
Other accrued expenses	7,690	2,378

Total	$58,644	$27,601

9.	Other Income (Expense), Net

The following table presents the detail of other income (expense), net, for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Interest income	$169	$64	$350
Gain (loss) on foreign exchange	(2,965)	(405)	51
Net realized gain on sales of short-term investments	6	—	—
Other non-operating expense, net	(113)	(269)	(171)

Total other income (expense), net	$(2,903)	$(610)	$230

10.	Income (Loss) Per Share

Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. Immediately prior to the completion of the Company’s IPO on May 19, 2011, all shares of outstanding preferred stock automatically converted into 45,647,201 shares of our Class B common stock. Prior to the conversion of the preferred stock, holders of Series A and Series B convertible preferred stock and Series C and D redeemable convertible preferred stock were each entitled to receive non-cumulative dividends at the annual rate of $0.03, $0.05, $0.24 and $0.92 per share per annum, respectively, payable prior and in preference to any dividends on any shares of the Company’s common stock. In the event a dividend was paid on common stock, the holders of Series A and Series B convertible preferred stock and Series C and D redeemable convertible preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the Company’s Series A and B convertible preferred stock and Series C and D redeemable convertible preferred stock did not have a contractual obligation to share in the losses of the Company. The Company considered its preferred stock to be participating securities and, in accordance with the two-class method, earnings allocated to preferred stock and the related number of outstanding shares of preferred stock have been excluded from the computation of basic and diluted net income (loss) per common share.

Under the two-class method, net income (loss) attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period Series A and Series B convertible preferred stock and Series C and D redeemable convertible preferred stock non-cumulative dividends, between common stock and Series A and Series B convertible preferred stock and Series C and D redeemable convertible preferred stock. In computing diluted net income (loss) attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Shares of common stock subject to repurchase resulting from the early exercise of employee stock options are considered participating securities and are therefore included in the basic weighted-average common shares outstanding. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method.

Immediately prior to the consummation of the Company’s IPO of its Class A common stock in May 2011, all outstanding shares of preferred stock and common stock were converted to Class B common stock. As a result, Class A and Class B common stock are the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2011		2010	2009
	Class A	Class B	Class B	Class B
Basic net income (loss) per share:
Numerator:
Allocation of distributed earnings	$1,420	$10,492	$15,385	$(3,973)
Less: undistributed earnings allocated to preferred stockholders	—	—	(11,956)	—

Allocation of distributed earnings attributable to common stockholders	$1,420	$10,492	$3,429	$(3,973)

Denominator:
Weighted-average common shares outstanding	9,200	67,985	42,446	41,184
Basic net income (loss) per share	$0.15	$0.15	$0.08	$(0.10)

Diluted net income (loss) per share:
Numerator:
Allocation of distributed earnings (loss) for basic computation	$1,420	$10,492	$15,385	$(3,973)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	10,492	—	—	—
Reallocation of undistributed earnings to Class B shares	—	—	—	—
Less: undistributed earnings allocated to preferred stockholders	—	364	(11,956)	—

Allocation of undistributed earnings	$11,912	$10,856	$3,429	$(3,973)

Denominator:
Number of shares used in basic calculation	9,200	67,985	42,446	41,184
Weighted average effect of dilutive securities Add:
Conversion of preferred stock in connection with initial public offering	—	17,133	—	—
Conversion of Class B to Class A common shares outstanding	85,118	—	—	—
Employee stock options	9,770	9,770	4,013	—
Restricted stock units	22	—	—	—
Employee stock purchase plan	8	—	—	—

Number of shares used in diluted calculation	104,118	94,888	46,459	41,184
Diluted net income (loss) per share	$0.11	$0.11	$0.07	$(0.10)

The following weighted-average employee stock options were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Employee stock options	418	3	10
Restricted stock units	88	—	—

Total	506	3	10

11.	Commitments and Contingencies

Aggregate Future Lease Commitments

The Company leases its office facilities under operating lease agreements, the longest of which is expected to expire in 2023. The Company’s future minimum payments under non-cancelable operating leases for office facilities having initial terms in excess of one year as of December 31, 2011, are as follows (in thousands):

Year Ending December 31,	Operating Leases (1)
2012	$13,767
2013	16,271
2014	16,658
2015	16,828
2016	16,825
Thereafter	105,970

Total minimum lease payments	$186,319

(1)	Subsequent to December 31, 2011, the Company leased additional facilities in various locations. The longest lease expires in 2022 and aggregate future minimum lease payments are approximately $26.5 million.

Legal Proceedings

The Company is subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy litigation matters, including class action lawsuits. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material effect on the business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and could include claims for injunctive relief. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company periodically evaluates developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and makes adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that the Company may be required to accrue for, there may be an exposure to loss in excess of the amount accrued, and such amounts could be material.

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, it may have recourse against third parties for certain payments. In addition, the Company has indemnification agreements with certain of its directors and executive officers that require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers with the Company. The terms of such obligations may vary.

12.	Redeemable Convertible Preferred Stock and Stockholders’ Equity

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

Follow-on Offering

In November 2011, the Company closed its follow-on offering of 10,062,500 shares of its Class A common stock, which included 2,583,755 shares of Class A common stock sold by the Company (inclusive of 1,312,500 shares of Class A common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 7,478,745 shares of Class A common stock sold by the selling stockholders. The public offering price of the shares sold in the offering was $71.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to the Company were $178.1 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $177.3 million.

Preferred Stock

Prior to its IPO, the Company had outstanding 17,238,579 shares designated as Series A convertible preferred stock, 17,450,991 shares designated as Series B convertible preferred stock, 4,357,644 designated as Series C redeemable convertible preferred stock and 6,599,987 designated as Series D redeemable convertible preferred stock. Each share of preferred stock was convertible into one share of common stock. Immediately prior to the completion of the Company’s IPO on May 19, 2011, all shares of outstanding preferred stock automatically converted into 45,647,201 shares of the Company’s Class B common stock.

Warrant

In connection with the line of credit agreement, on September 20, 2004, the Company issued a warrant to purchase 70,365 shares of Series A convertible preferred stock with an exercise price of $0.32 per share. The fair value of the warrant, based on an option valuation model, which approximates a binomial lattice model, was insignificant and was reflected as a discount to borrowings under the financing. The warrant was exercisable for seven years from the date of issuance. In May 2010, the warrant was exercised. As a result, the Company issued 70,365 shares of Series A convertible preferred stock and received an insignificant amount of proceeds.

Common Stock

At December 31, 2010, there were 120,000,000 shares of common stock authorized, and 43,308,742 shares issued and outstanding. Following its IPO on May 19, 2011, the Company had two classes of authorized common stock outstanding; Class A common stock and Class B common stock. As of December 31, 2011, there were 40,637,575 shares and 60,842,819 shares of Class A common stock and Class B common stock, respectively, issued and outstanding.

Common Stock Reserved for Future Issuance

As of December 31, 2011, the Company had reserved the following shares of common stock for future issuances in connection with the following:

Options outstanding	14,784,701
Restricted stock units outstanding	1,139,910
Available for future stock option and restricted stock unit grants	12,585,455
Available for future employee stock purchase plan options	3,335,633

Total available for future issuance	31,845,699

Equity Incentive Plans

The Company has two equity incentive plans: the Amended and Restated 2003 Stock Incentive Plan (the “2003 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”). Under the 2003 Plan, 34,814,756 shares of common stock were reserved for the issuance of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), or to eligible participants as of December 31, 2010. Upon the IPO, 2,000,000 shares were initially reserved under the 2011 Plan and all shares that were reserved under the 2003 Plan but not issued were assumed by the 2011 Plan. Following the IPO, any shares subject to options or other similar awards granted under the 2003 Plan that expire, are forfeited, are repurchased by us or otherwise terminate unexercised will become available under the 2011 Plan. As of December 31, 2011 the total number of shares available under the 2011 Plan is 29,300,703 shares. No additional shares will be issued under the 2003 Plan. Under the 2011 Plan, the Company has the ability to issue ISOs, NSOs, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and/or performance shares. The ISOs and NSOs will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Options granted generally are exercisable up to 10 years. The Company began granting RSUs in June 2011, which generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest quarterly thereafter.

Early Exercise of Stock Options

The Company typically allows employees to exercise options granted under the 2003 Plan prior to vesting. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options (see Note 8, Accrued Liabilities), and reclassified to common stock as the Company’s repurchase right lapses. The Company has issued common stock of approximately 980,000 and 655,000 shares during the years ended December 31, 2011 and 2010, respectively, for stock options exercised prior to vesting. During the years ended December 31, 2011 and 2010, the Company repurchased 21,830 and 233,812 shares, respectively, of common stock related to unvested stock options, at the original exercise price due to the termination of employees. At December 31, 2011 and 2010, 789,137 and 981,172 shares held by employees and directors were subject to repurchase at an aggregate price of $4.8 million and $3.6 million, respectively.

On March 3, 2009, the Company’s Board of Directors approved an executive loan program. The program allowed certain executives of the Company to exercise options to purchase common stock of the Company granted to them by executing promissory notes payable to the Company in an aggregate principal amount not to exceed $0.8 million per participating executive. The loan program contained provisions to ensure compliance with federal securities laws, which prohibit companies from extending credit to certain executives. The Company had the right to repurchase some or all of the shares by cancellation of the notes in advance of filing a registration statement with the SEC. As of December 31, 2010, $3.6 million of promissory notes payable to the Company were outstanding, but not recorded within the consolidated balance sheet as the notes were considered in substance non-recourse. There were no promissory notes outstanding as of December 31, 2011 as they were repaid in full during 2011.

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

Employees purchased 164,367 shares of common stock at an exercise price of $38.25 in November 2011. As of December 31, 2011, approximately 3,335,633 shares remained available for future issuance.

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2011 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted- Average Exercise Price
Outstanding—December 31, 2010	15,202,015	$3.97
Granted	4,036,415	24.51
Exercised	(3,665,152)	3.97
Canceled or expired	(788,577)	8.22

Outstanding—December 31, 2011	14,784,701	$9.35	7.83	$794,071

Options vested and expected to vest as of December 31, 2011	14,132,939	$8.97	7.80	$764,340

Options vested and exercisable as of December 31, 2011	5,195,327	$3.02	6.97	$311,684

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange as of December 31, 2011 was $63.01. The total intrinsic value of options exercised was approximately $177.5 million, $6.0 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted-average grant date fair value of options granted was $13.28, $3.99 and $1.68 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $49.9 million which is expected to be recognized over the next 2.39 years.

The following table summarizes information about outstanding and vested stock options as of December 31, 2011:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Numbers of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.06 – $2.00	553,158	4.19	$0.91	543,882	$0.90
$2.32	4,910,409	7.10	2.32	3,239,520	2.32
$3.50	2,202,758	7.79	3.50	688,570	3.50
$4.80 – $6.20	1,802,653	8.15	5.62	457,344	5.50
$8.27 – $14.46	1,510,956	8.28	9.77	243,697	9.47
$19.63	1,856,862	8.74	19.63	22,314	19.63
$22.59 – $45.00	1,896,395	9.25	28.11	—	—
$66.38 – $78.08	34,940	9.59	70.62	—	—
$78.70	7,280	9.85	78.70	—	—
$100.63	9,290	9.57	100.63	—	—

Total	14,784,701	7.83	$9.35	5,195,327	$3.02

RSU Activity

A summary of RSU activity for the year ended December 31, 2011, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested—December 31, 2010	—	$—
Granted	1,155,740	76.09
Released	—	—
Canceled or expired	(15,830)	79.69

Unvested—December 31, 2011	1,139,910	$76.04

As of December 31, 2011, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $69.0 million, which is expected to be recognized over the next 3.91 years.

Stock-Based Compensation Expense

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate, and expected dividends. The Company also estimates forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. The Company uses the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an expected dividend yield of zero, as it does not anticipate paying any dividends in the foreseeable future. Expected forfeitures are based on the Company’s historical experience.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Year Ended December 31,
	2011	2010	2009
Volatility	55%	58%	67%
Expected dividend yield	—	—	—
Risk-free rate	2.58%	2.15%	2.37%
Expected term (in years)	6.07	6.08	6.01

The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP during the periods presented:

Year Ended December 31,
2011
Volatility	75%
Expected dividend yield	—
Risk-free rate	0.06%
Expected term (in years)	0.50

The following table presents the amount of stock-based compensation related to stock-based awards to employees and nonemployees on the Company’s consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$1,678	$439	$370
Sales and marketing	8,074	1,225	657
Product development	13,625	3,248	2,346
General and administrative	6,391	3,920	2,779

Total stock-based compensation	29,768	8,832	6,152
Tax benefit from stock-based compensation	(4,679)	(1,526)	(27)

Total stock-based compensation, net of tax effect	$25,089	$7,306	$6,125

During the years ended December 31, 2011, 2010 and 2009, the Company capitalized $0.5 million, $0.3 million and $0.1 million, respectively, of stock-based compensation as website development costs. Management modified or accelerated the vesting terms for certain employee options, which resulted in an additional $1.4 million and $0.1 million of stock-based compensation expense for the years ended December 31, 2011 and 2009, respectively. There were no material modifications to stock option awards for the year ended December 31, 2010.

On February 24, 2009, the Company’s Board of Directors approved a common stock option repricing whereby previously granted and unexercised options held by current employees with exercise prices above $2.32 were repriced to $2.32 per share which represented the per share fair value of the Company’s common stock as of the date of the repricing, with no modification to the vesting schedule of the previously issued options. As a result, 2,429,750 options originally granted to purchase common stock at prices ranging from $2.50 to $5.56 were repriced under this program. This repricing is estimated to result in incremental stock-based compensation expense of $1.0 million. Expense related to vested shares was expensed on the repricing date and expense related to nonvested shares is being amortized over the remaining term of the option.

13.	Income Taxes

The Company accounts for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$28,945	$19,275	$(2,644)
Foreign	(6,003)	(309)	(481)

Total	$22,942	$18,966	$(3,125)

The following table presents the components of the provision for income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$11	$107	$129
State	204	541	560
Foreign	1,307	224	205

Total current	1,522	872	894

Deferred:
Federal	8,258	2,847	—
State	726	(247)	—
Foreign	524	109	(46)

Total deferred	9,508	2,709	(46)

Total provision	$11,030	$3,581	$848

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2011	2010	2009
U.S. federal taxes at statutory rate	35%	35%	34%
State income taxes, net of federal benefit	(12)	1	(12)
Foreign rate differential	11	(1)	(10)
Permanent differences	4	1	(6)
Stock-based compensation	11	10	(32)
Change in valuation allowance	17	(20)	(24)
Research and development credits	(21)	(8)	25
Other	3	1	(2)

Total	48%	19%	(27)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Accruals and reserves	$7,104	$4,458
Net operating loss carryforwards	2,685	3,832
Tax credit carryforwards	11,842	4,081
Stock-based compensation	6,451	2,486
Other	93	199

Total deferred tax assets	28,175	15,056
Less valuation allowance	(6,359)	(2,418)

Net deferred tax assets	21,816	12,638
Deferred tax liability:
Prepaid expenses	(1,860)	(831)
Intangible assets	(1,838)	(1,555)
Depreciation	(31,441)	(13,360)
Other	(122)	—

Total deferred tax liabilities	(35,261)	(15,746)

Total net deferred tax liabilities	$(13,445)	$(3,108)

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past in certain jurisdictions, the Company believes that it is not more likely than not that California and Ireland deferred tax assets will be realized as of December 31, 2011. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets. The valuation allowance increased by $3.9 million and $6.2 million during the year ended December 31, 2011 and 2010, respectively.

Pursuant to authoritative guidance, the benefit of stock options will only be recorded to stockholders’ equity when cash taxes payable is reduced. As of December 31, 2011, the portion of net operating loss carryforwards related to stock options is approximately $51.1 million tax-effected.

As of December 31, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $148.3 million, which expire at various dates beginning in the year 2023, if not utilized. The Company had net operating loss carryforwards for state income tax purposes of approximately $60.2 million, which expire at various dates beginning in the year 2013, if not utilized.

As of December 31, 2011, the Company had research and development credit carryforwards for federal income tax purposes of approximately $13.1 million, which expire at various dates beginning in the year 2023, if not utilized. The Company had research and development credit carryforwards for state income tax purposes of approximately $9.4 million, which can be carried forward indefinitely. The Company had minimum tax credit carryforwards for federal income tax purposes of approximately $0.1 million, which can be carried forward indefinitely.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company believes an ownership change, as defined under Section 382 of the Internal Revenue Code, existed in prior years, and has reduced its net operating loss carryforwards to reflect the limitation.

As of December 31, 2011, the Company had approximately $10.7 million in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance—December 31, 2009	$2,887
Tax positions related to current year—additions	1,805

Balance—December 31, 2010	$4,692
Tax positions related to current year—additions	5,965

Balance—December 31, 2011	$10,657

If the $10.7 million of unrecognized tax benefits as of December 31, 2011 is recognized, approximately $6.1 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no interest and penalties associated with the unrecognized tax benefits accrued. As of December 31, 2011 and 2010, penalties and interest were immaterial.

The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. states and foreign jurisdictions. The tax years 2003 to 2010 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are to be reinvested indefinitely. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

14.	Segment and Geographic Revenue Information

The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by product line and geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has one operating segment, and therefore, one reportable segment.

Revenue by geography is based on the shipping address of the customer. The following tables present the Company’s revenue by product line, as well as revenue and long-lived assets by geographic region for the periods presented (in thousands):

Net revenue

	Year Ended December 31,
	2011	2010	2009
Net revenue by product:
Hiring Solutions	$260,885	$101,884	$36,136
Marketing Solutions	155,848	79,309	38,278
Premium Subscriptions	105,456	61,906	45,713

Total	$522,189	$243,099	$120,127

	Year Ended December 31,
	2011	2010	2009
Net revenue by geographic location:
United States	$353,834	$176,975	$88,483
International (1)	168,355	66,124	31,644

Total	$522,189	$243,099	$120,127

(1)	During the year ended December 31, 2009, 10% of total revenue was derived from customers in the United Kingdom. No other country exceeded 10% of total revenue during any of the other periods presented.

No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.

Long-Lived Assets

	December 31,
	2011	2010	2009
United States	$105,336	$54,454	$25,648
International	9,514	2,289	82

Total property and equipment, net	$114,850	$56,743	$25,730

15.	Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan covering all employees who satisfy certain eligibility requirements. The 401(k) plan allows each participant to, up to the annual limits established by the Internal Revenue Service, defer up to 75% of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. Effective January 1, 2011, the Company has elected to match any contributions made by the employees, including executives, up to 1.5% of an employee’s total annual compensation up to the annual limits established by the Internal Revenue Service. In the twelve months ended December 31, 2011, matching contributions were $3.3 million.

16.	Subsequent Events

In the first quarter of 2012, the Company completed two acquisitions for an estimated aggregate purchase price of $7.3 million. The Company has not yet obtained all of the information required to complete the initial purchase price allocations, but expects to complete them during the first quarter of 2012. These acquisitions were not significant individually or in aggregate, and are not expected to have a material impact to the Company’s consolidated balance sheets or results of operations.

In the first quarter of 2012, the Company leased additional facilities in various locations. The longest lease expires in 2022 and aggregate future minimum lease payments are approximately $26.5 million.

In February 2012, the Company entered into additional purchase commitments with a provider of data center space for total future minimum payments of approximately $33.9 million over the next three years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2012 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated in this report by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://investors.linkedin.com/governance.cfm.

We will post any amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

Item 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information, if any, required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINKEDIN CORPORATION

Dated: March 1, 2012	By:	/S/ JEFFREY WEINER
Jeffrey Weiner
Chief Executive Officer and Director

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Erika Rottenberg and Steven Sordello, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY WEINER Jeffrey Weiner	Chief Executive Officer and Director (principal executive officer)	March 1, 2012

/s/ STEVEN SORDELLO Steven Sordello	Senior Vice President and Chief Financial Officer (principal financial officer)	March 1, 2012

/s/ SUSAN TAYLOR Susan Taylor	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 1, 2012

/s/ A. GEORGE “SKIP” BATTLE A. George “Skip” Battle	Director	March 1, 2012

/s/ REID HOFFMAN Reid Hoffman	Chair of the Board of Directors	March 1, 2012

/s/ LESLIE KILGORE Leslie Kilgore	Director	March 1, 2012

/s/ STANLEY MERESMAN Stanley Meresman	Director	March 1, 2012

/s/ MICHAEL MORITZ Michael Moritz	Director	March 1, 2012

/s/ DAVID SZE David Sze	Director	March 1, 2012

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date

3.1	Form of Amended and Restated Certificate of Incorporation of LinkedIn Corporation.	S-1	333-171903	3.2	March 11, 2011

3.2	Form of Amended and Restated Bylaws of LinkedIn Corporation.	S-1	333-171903	3.4	March 11, 2011

4.1	Form of LinkedIn Corporation’s Class A Common Stock Certificate.	S-1	333-171903	4.1	May 9, 2011

4.2	Form of LinkedIn Corporation’s Class B Common Stock Certificate.	S-1	333-171903	4.2	May 9, 2011

4.3	Third Amended and Restated Investors’ Rights Agreement, by and among LinkedIn Corporation and the investors listed on Exhibit A thereto, dated June 13, 2008.	S-1	333-171903	4.2	January 27, 2011

10.1+	Amended and Restated 2003 Stock Incentive Plan and Form of Stock Option Agreement.	S-1	333-171903	10.1	January 27, 2011

10.2+	2011 Equity Incentive Plan and Form of Stock Option Agreement under 2011 Equity Incentive Plan.	S-1	333-171903	10.2	May 4, 2011

10.3+	Form of Indemnification Agreement by and between LinkedIn Corporation and each of its directors and executive officers.	S-1	333-171903	10.3	March 11, 2011

10.4+	Offer Letter, between LinkedIn Corporation and Jeffrey Weiner, dated September 9, 2009, effective June 24, 2009, as amended.	S-1	333-171903	10.4	January 27, 2011

10.5+	Offer Letter, between LinkedIn Corporation and Steven Sordello, dated June 14, 2007.	S-1	333-171903	10.5	January 27, 2011

10.6+	Offer Letter, between LinkedIn Corporation and David Henke, dated October 28, 2009.	S-1	333-171903	10.6	January 27, 2011

10.7+	Offer Letter, between LinkedIn Corporation and Dipchand Nishar, dated November 17, 2008.	S-1	333-171903	10.7	January 27, 2011

10.8+	Offer Letter, between LinkedIn Corporation and Erika Rottenberg, dated May 22, 2008.	S-1	333-171903	10.8	January 27, 2011

10.9+	Form of Stock Purchase Agreements by and between LinkedIn Corporation and Steven Sordello, and schedule of omitted material details thereto.	S-1	333-171903	10.9	January 27, 2011

10.10+	Form of Option Exercise and Repurchase Agreements by and between LinkedIn Corporation and Jeffrey Weiner, Steven Sordello, Dipchand Nishar and Erika Rottenberg, and schedule of omitted material details thereto.	S-1	333-171903	10.10	January 27, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date

10.11+	2010 Executive Bonus Compensation Plan.	S-1	333-171903	10.11	March 11, 2011

10.12	Membership Units Purchase Agreement by and between LinkedIn Corporation and Reid Hoffman, dated June 13, 2008.	S-1	333-171903	10.12	January 27, 2011

10.13	Master Services Agreement by and between LinkedIn Corporation and Equinix Operating Co., Inc., dated February 27, 2008.	S-1	333-171903	10.13	January 27, 2011

10.13A†	Amendment No. 1 to the Master Services Agreement by and between LinkedIn Corporation and Equinix Operating Co., Inc., dated June 1, 2010.	S-1	333-171903	10.13A†	April 4, 2011

10.14	Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated March 20, 2007.	S-1	333-171903	10.14	January 27, 2011

10.14A	First Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated September 24, 2007.	S-1	333-171903	10.14A	January 27, 2011

10.14B	Second Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated June 25, 2008.	S-1	333-171903	10.14B	January 27, 2011

10.14C	Third Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated December 18, 2009.	S-1	333-171903	10.14C	January 27, 2011

10.14D	Fourth Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated March 3, 2010.	S-1	333-171903	10.14D	January 27, 2011

10.14E	Fifth Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated December 17, 2010.	S-1	333-171903	10.14E	January 27, 2011

10.14F	Sixth Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated October 25, 2011.	8-K	001-35168	10.1	October 28, 2011

10.15	Sublease by and between LinkedIn Corporation and Omnicell, Inc., dated January 4, 2011.	S-1	333-171903	10.15	January 27, 2011

10.16	Sublease by and between LinkedIn Corporation and Actel Corporation, dated February 18, 2010.	S-1	333-171903	10.16	January 27, 2011

10.17+	2011 Employee Stock Purchase Plan.	S-1	333-171903	10.17	May 4, 2011

10.18+	Form of Supplement to Offer Letters by and between LinkedIn Corporation and Jeffrey Weiner, Steven Sordello, David Henke, Dipchand Nishar and Erika Rottenberg.	S-1	333-171903	10.18	May 4, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date

10.19+	Change of Control Agreement between LinkedIn Corporation and Michael Gamson, dated as of May 5, 2011.	S-1	333-171903	10.19	May 9, 2011

10.20+†	2011 Executive Bonus Compensation Plan.	S-1	333-171903	10.20	May 4, 2011

10.21	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-Q	001-35168	10.1	August 9, 2011

21.1	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Power of Attorney (see the signature page to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase

101.LAB††	XBRL Taxonomy Extension Label Linkbase

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase

101.DEF††	XBRL Taxonomy Extension Definition Linkbase

+	Indicates a management contract or compensatory plan.

†	Portions of have been granted confidential treatment by the SEC.

††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.