Form 10-Q
period 2012-03-31
LINKEDIN CORP
filed 2012-05-07
CIK 1271024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 20, 2012, there were 62,345,881 shares of the Registrant’s Class A common stock outstanding and 40,955,540 shares of the Registrant’s Class B common stock outstanding.

LINKEDIN CORPORATION

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$342,248	$339,048
Short-term investments	278,559	238,456
Accounts receivable (net of allowance for doubtful accounts of $4,599 and $5,460 at March 31, 2012 and December 31, 2011, respectively)	116,237	111,372
Deferred commissions	14,109	13,594
Prepaid expenses	12,418	10,799
Other current assets	18,338	12,658

Total current assets	781,909	725,927
Property and equipment, net	123,881	114,850
Goodwill	17,136	12,249
Intangible assets, net	10,008	8,095
Other assets	18,476	12,576

TOTAL ASSETS	$951,410	$873,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,618	$28,217
Accrued liabilities	56,498	58,644
Deferred revenue	174,817	139,798

Total current liabilities	263,933	226,659
DEFERRED TAX LIABILITIES	21,635	18,551
OTHER LONG TERM LIABILITIES	9,725	3,508

Total liabilities	295,293	248,718

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY (Note 11):
Class A and Class B common stock	10	10
Additional paid-in capital	643,656	617,629
Accumulated other comprehensive income	222	100
Accumulated earnings	12,229	7,240

Total stockholders’ equity	656,117	624,979

TOTAL LIABILITIES STOCKHOLDERS’ EQUITY	$951,410	$873,697

See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenue	$188,456	$93,932
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	25,133	16,783
Sales and marketing	65,884	29,361
Product development	47,093	24,735
General and administrative	24,854	13,614
Depreciation and amortization	14,882	8,159

Total costs and expenses	177,846	92,652

Income from operations	10,610	1,280
Other income, net	224	449

Income before income taxes	10,834	1,729
Provision (benefit) for income taxes	5,845	(349)

Net income	$4,989	$2,078

Net income attributable to common stockholders	$4,989	$—

Net income per share attributable to common stockholders:
Basic	$0.05	$0.00

Diluted	$0.04	$0.00

Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	102,210	43,726

Diluted	111,310	51,459

See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$4,989	$2,078
Other comprehensive income, net:
Change in unrealized gain on investments, net	124	—
Less: reclassification adjustment for net gains included in net income	(2)	—

Total other comprehensive income, net	122	—

Comprehensive income	$5,111	$2,078

See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$4,989	$2,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,882	8,159
Provision (benefit) for doubtful accounts and sales returns	(63)	415
Stock-based compensation	12,626	3,843
Excess income tax benefit from the exercise of stock options	(2,257)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,508)	692
Deferred commissions	(437)	907
Prepaid expenses and other assets	(9,575)	(2,104)
Accounts payable and other liabilities	10,672	(3,775)
Income taxes, net	2,867	(1,236)
Deferred revenue	35,019	17,578

Net cash provided by operating activities	63,215	26,557

INVESTING ACTIVITIES:
Purchases of property and equipment	(22,087)	(16,171)
Purchases of investments	(63,312)	—
Maturities of investments	22,365	—
Payments for intangible assets and acquisitions, net of cash acquired	(7,603)	(1,720)
Changes in deposits	(2,054)	(575)

Net cash used in investing activities	(72,691)	(18,466)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,677	3,502
Proceeds from early exercise of employee stock options	48	2,865
Payments for deferred offering costs	—	(1,402)
Excess income tax benefit from the exercise of stock options	2,257	—
Repurchase of common stock	(12)	(4)

Net cash provided by financing activities	11,970	4,961

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	706	57

CHANGE IN CASH AND CASH EQUIVALENTS	3,200	13,109
CASH AND CASH EQUIVALENTS—Beginning of period	339,048	92,951

CASH AND CASH EQUIVALENTS—End of period	$342,248	$106,060

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$11,418	$2,329

Deferred offering costs not yet paid	$—	$964

Vesting of early exercised stock options	$772	$792

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 2, 2012.

The condensed consolidated balance sheet as of December 31, 2011, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2012 or any future period.

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 2, 2012.

Recently Adopted Accounting Guidance

Comprehensive Income

In June 2011, the FASB issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. The Company adopted this authoritative guidance in its interim period ended March 31, 2012.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2012 and December 31, 2011, are summarized as follows (in thousands):

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$259,699	$—	$—	$259,699	$277,463	$—	$—	$277,463
U.S. treasury securities	3,502	—	—	3,502	—	—	—	—
Short-term investments:
U.S. treasury securities	8,521	—	—	8,521	17,325	—	—	17,325
Agency securities	—	270,038	—	270,038	—	221,131	—	221,131
Other current assets:
Foreign currency forward contracts	—	45	—	45	—	190	—	190

Total assets	$271,722	$270,083	$—	$541,805	$294,788	$221,321	$—	$516,109

Accrued liabilities:
Foreign currency forward contracts	$—	$639	$—	$639	$—	$183	$—	$183

Total liabilities	$—	$639	$—	$639	$—	$183	$—	$183

3.	Acquisitions

In the first quarter of 2012, the Company completed two acquisitions for total cash consideration of approximately $7.4 million. As of March 31, 2012, $0.2 million remains to be paid in cash subject to the satisfaction of certain general representations and warranties. The total purchase price of these acquisitions, of which one was accounted for as a purchase of an asset and the other as a purchase of a business under the acquisition method, has been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. As a result of these acquisitions, the Company recorded goodwill in the amount of $4.9 million, identifiable definite-lived intangible assets of $3.2 million, which was comprised of $3.0 million related to developed technology and $0.2 million related to non-compete agreements, and net liabilities of $0.7 million. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of the companies was 3.0 years, which will be amortized on a straight-line basis over their estimated useful lives. The Company’s condensed consolidated financial statements include the operating results of all acquired businesses from the date of each acquisition. Pro forma results of operations for these acquisitions have not been presented as the financial impact to the Company’s consolidated financial statements, both individually and in aggregate, are not material.

In the first quarter of 2011, the Company completed its acquisition of one company for total cash consideration of approximately $2.4 million for all the issued and outstanding capital stock of the company. As of March 31, 2012, $0.5 million remains to be paid in cash subject to the satisfaction of certain general representations and warranties. The acquisition has been accounted for under the acquisition method and, accordingly, the total purchase price has been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. As a result of the acquisition, the Company recorded goodwill in the amount of $1.6 million, identifiable definite-lived intangible assets of $1.0 million, which was comprised of $0.9 million related to developed technology and $0.1 million related to non-compete agreements, and net liabilities of $0.2 million. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of the company was 2.9 years, which will be amortized on a straight-line basis over their estimated useful lives. Pro forma results of operations for the acquisition has not been presented as the financial impact to the Company’s condensed consolidated financial statements was not material.

4.	Cash and Investments

The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
March 31, 2012:
Cash	$79,047	$—	$—	$79,047
Cash equivalents:
Money market funds	259,699	—	—	259,699
U.S. treasury securities	3,502	—	—	3,502
Short-term investments:
U.S. treasury securities	8,516	5	—	8,521
Agency securities	269,816	238	(16)	270,038

Total cash, cash equivalents, and short-term investments	$620,580	$243	$(16)	$620,807

December 31, 2011:
Cash	$61,585	$—	$—	$61,585
Cash equivalents:
Money market funds	277,463	—	—	277,463
Short-term investments:
U.S. treasury securities	17,314	11	—	17,325
Agency securities	221,039	100	(8)	221,131

Total cash, cash equivalents, and short-term investments	$577,401	$111	$(8)	$577,504

The following table presents available-for-sale investments by contractual maturity date (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$111,854	$111,881
Due after one year through two years	166,478	166,678

Total	$278,332	$278,559

5.	Property and Equipment

The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	March 31, 2012	December 31, 2011
Computer equipment	$134,344	$125,955
Software	22,128	21,614
Capitalized website and internal-use software	28,663	24,531
Furniture and fixtures	8,622	8,028
Leasehold improvements	18,979	12,124

Total	212,736	192,252
Less accumulated depreciation	(88,855)	(77,402)

Property and equipment, net	$123,881	$114,850

6.	Goodwill and Other Intangible Assets

Goodwill

Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2011	$12,249
2012 acquisitions	4,887

Goodwill—March 31, 2012	$17,136

Other Intangible Assets

The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life
March 31, 2012:
Patent	$628	$(628)	$—	—
Developed technology	9,628	(2,317)	7,311	3.7 years
Non-compete agreements	2,461	(839)	1,622	1.5 years
Workforce in place	3,259	(2,444)	815	0.5 years
IPR&D	260	—	260	Indefinite

Total	$16,236	$(6,228)	$10,008	3.1 years

December 31, 2011:
Patent	$628	$(628)	$—	—
Developed technology	6,638	(1,692)	4,946	4.3 years
Non-compete agreements	2,230	(564)	1,666	1.7 years
Workforce in place	3,259	(2,036)	1,223	0.8 years
IPR&D	260	—	260	Indefinite

Total	$13,015	$(4,920)	$8,095	3.2 years

Amortization expense was $1.3 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively. Estimated future amortization expense as of March 31, 2012, is as follows (in thousands):

2012 (remaining nine months)	$4,672
2013	2,027
2014	1,385
2015	914
2016	500
Thereafter	250

Total	$9,748

7.	Accrued Liabilities

The following table presents the detail of accrued liabilities for the periods presented (in thousands):

	March 31, 2012	December 31, 2011
Accrued vacation and employee-related expenses	$27,046	$15,709
Exercise of unvested stock options	4,071	4,806
Accrued incentives	12,195	24,600
Accrued sales tax and value-added taxes	5,097	5,839
Other accrued expenses	8,089	7,690

Total	$56,498	$58,644

8.	Other Income, Net

The following table presents the detail of other income, net, for the periods presented (in thousands):

	Three Months Ended, March 31,
	2012	2011
Interest income	$202	$14
Foreign currency exchange gains, net (1)	22	530
Other non-operating expense, net	—	(95)

Total other income, net	$224	$449

(1)	Included in the foreign currency exchange gains, net, is a loss on foreign currency forward contracts of $1.4 million.

9.	Income Per Share

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2012		2011
	Class A	Class B	Class B
Basic net income per share:
Numerator:
Allocation of distributed earnings	$2,294	$2,695	$2,078
Less: undistributed earnings allocated to preferred stockholders	—	—	(2,078)

Allocation of distributed earnings attributable to common stockholders	$2,294	$2,695	$—

Denominator:
Weighted-average common shares outstanding	46,985	55,225	43,726
Basic net income per share	$0.05	$0.05	$0.00

Diluted net income per share:
Numerator:
Allocation of distributed earnings for basic computation	$2,294	$2,695	$2,078
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	2,695	—	—
Reallocation of undistributed earnings to Class B shares	—	180	—

Allocation of undistributed earnings	$4,989	$2,875	$2,078

Denominator:
Number of shares used in basic calculation	46,985	55,225	43,726
Weighted average effect of dilutive securities Add:
Conversion of Class B to Class A common shares outstanding	55,225	—	—
Employee stock options	8,931	8,932	7,733
Restricted stock units	143	—	—
Employee stock purchase plan	26	—	—

Number of shares used in diluted calculation	111,310	64,157	51,459
Diluted net income per share	$0.04	$0.04	$0.00

The following weighted-average employee stock options were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Employee stock options	52	1,367
Restricted stock units	124	—

Total	176	1,367

10.	Commitments and Contingencies

Aggregate Future Lease Commitments

The Company leases its office facilities under operating lease agreements, the longest of which is expected to expire in 2023. The Company’s future minimum payments under non-cancelable operating leases for office facilities having initial terms in excess of one year as of March 31, 2012, are as follows (in thousands):

Year Ending December 31,	Operating Leases (1)
2012 (remaining nine months)	$13,095
2013	23,112
2014	22,167
2015	21,739
2016	21,482
Thereafter	113,300

Total minimum lease payments	$214,895

(1)	Subsequent to March 31, 2012, the Company leased additional facilities in Sunnyvale, California. The longest lease expires in 2018 and aggregate future minimum lease payments are approximately $28.1 million.

Legal Proceedings

The Company is subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy litigation matters, including class action lawsuits. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material effect on the business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company periodically evaluates developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and makes adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that the Company may be required to accrue for, there may be an exposure to loss in excess of the amount accrued, and such amounts could be material.

11.	Stockholders’ Equity

Common Stock

As of March 31, 2012, there were 61,558,738 shares and 41,493,544 shares of Class A common stock and Class B common stock, respectively, issued and outstanding. As of December 31, 2011, there were 40,637,575 shares and 60,842,819 shares of Class A common stock and Class B common stock, respectively, issued and outstanding.

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2012, is as follows:

	Options Outstanding		Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted-Average Exercise Price
Outstanding—December 31, 2011	14,784,701	$9.35
Granted	3,210	90.38
Exercised	(1,570,149)	6.19
Canceled or expired	(367,865)	10.64

Outstanding—March 31, 2012	12,849,897	$9.72	7.77	$1,185,602

Options vested and expected to vest as of March 31, 2012	12,348,819	$9.37	7.73	$1,143,710

Options vested and exercisable as of March 31, 2012	5,004,290	$4.20	7.03	$489,371

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange (“NYSE”) as of March 31, 2012 was $101.99. The total intrinsic value of options exercised was approximately $125.5 million and $8.4 million for the three months ended March 31, 2012 and 2011, respectively. The weighted-average grant date fair value of options granted was $46.86 and $10.78 for the three months ended March 31, 2012 and 2011, respectively.

RSU Activity

A summary of restricted stock unit (“RSU”) activity for the three months ended March 31, 2012, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested—December 31, 2011	1,139,910	$76.04
Granted	245,350	87.64
Canceled or expired	(28,800)	75.67

Unvested—March 31, 2012	1,356,460	$78.15

Stock-Based Compensation

The following table presents the effects of stock-based compensation related to stock-based awards to employees and nonemployees on the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$801	$183
Sales and marketing	2,868	1,098
Product development	5,889	1,603
General and administrative	3,068	959

Total stock-based compensation	12,626	3,843
Tax benefit from stock-based compensation	(2,841)	(702)

Total stock-based compensation, net of tax effect	$9,785	$3,141

12.	Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded income tax expense of $5.8 million and income tax benefit of $0.3 million for the three months ended March 31, 2012 and 2011, respectively. The tax provision and the effective tax rate increased in the three months ended March 31, 2012 compared to the same periods last year, primarily due to the increases in income before taxes and the effect of non-deductible stock-based compensation expense during the first quarter of 2012. The Company has computed the provision for income taxes based on the actual year-to-date effective tax rate by applying the discrete method.

Factors that impact the income tax provision include, but are not limited to, stock-based compensation expense, foreign losses for which a tax benefit has not been recognized, non-deductible retention payments from acquisitions and tax benefits arising from the disqualified disposition of certain stock-based compensation awards.

13.	Information About Revenue and Geographic Areas

Revenue by geography is based on the shipping address of the customer. The following tables present the Company’s revenue by product line and geographic region for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue by product:
Hiring Solutions	$102,560	$46,333
Marketing Solutions	47,950	27,683
Premium Subscriptions	37,946	19,916

Total	$188,456	$93,932

	Three Months Ended March 31,
	2012	2011
Revenue by geographic region:
United States	$120,849	$65,120
Other Americas (1)	12,009	4,599

Total Americas	132,858	69,719
EMEA(2)	42,845	19,731
APAC (3)	12,753	4,482

Total	$188,456	$93,932

(1)	Canada, Latin America and South America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Asia-Pacific (“APAC”)

During the first quarter of 2012, the Company expanded its disclosure of international revenue to provide further details of revenue by geographic region. The prior period has been recast to conform to the current presentation.

No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.

14.	EMPLOYEE BENEFIT PLAN

The Company has established a 401(k) tax-deferred savings plan covering all employees who satisfy certain eligibility requirements. The 401(k) plan allows each participant to, up to the annual limits established by the Internal Revenue Service, defer up to 75% of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. Effective January 1, 2011, the Company has elected to match any contributions made by the employees, including executives, up to 1.5% of an employee’s total annual compensation up to the annual limits established by the Internal Revenue Service. In the three months ended March 31, 2012, matching contributions were $1.4 million.

15.	SUBSEQUENT EVENTS

In the second quarter of 2012, the Company leased additional facilities in Sunnyvale, California. The longest lease expires in 2018 and aggregate future minimum lease payments are approximately $28.1 million.

On May 3, 2012, LinkedIn entered into a definitive agreement to acquire all of the outstanding equity of Slideshare, Inc. (“Slideshare”), a San Francisco, California-based privately held provider of a professional and educational content platform that allows users to upload documents to share ideas, conduct research, connect with others, and generate leads for their businesses. The transaction was valued at approximately $118.8 million as of the execution of the definitive agreement. Approximately 55% of the consideration is expected to be issued as equity consideration, and the remaining 45% is expected to be issued as cash consideration. The total consideration to be issued in connection with the acquisition is subject to adjustment based on (i) purchase price adjustment provisions, (ii) continuing service obligations to the Company of certain stockholders of Slideshare, and (iii) indemnification obligations of Slideshare stockholders after the closing of the acquisition.

LinkedIn has estimated the total consideration will be allocated between purchase price consideration of approximately $72.1 million and post-acquisition compensation expense of approximately $46.7 million as portions of the equity and cash consideration to be received by certain Slideshare employees are subject to continuing service obligations generally over the next two years. For accounting purposes, the equity consideration will be valued based on the closing price of the Company’s Class A common stock as reported by the NYSE on the closing of the acquisition, and is therefore subject to change.

The definitive agreement and the acquisition have been approved by the Board of Directors of both LinkedIn and Slideshare. Consummation of the acquisition is subject to the satisfaction or waiver of customary conditions. Subject to the satisfaction or waiver of these conditions, it is anticipated that the acquisition will close during the second quarter of 2012, at which time the Company expects to have an initial purchase price allocation completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 2, 2012.

Overview

We are the world’s largest professional network on the Internet and currently have more than 160 million members in over 200 countries and territories. Through our proprietary platform, members are able to create, manage and share their professional identity online, build and engage with their professional network, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. We believe we are the most extensive, accurate and accessible network focused on professionals.

In the three months ended March 31, 2012, we achieved significant growth as compared to the same period in 2011 as our network of registered members and member engagement continues to increase and we continue to benefit from our expanded product offerings and international expansion. Our net revenue was $188.5 million for the three months ended March 31, 2012, which represented an increase of 101% as compared to the same period in 2011. Our future growth will depend, in part, on our ability to increase our member base and member engagement, which we believe will result in increased sales of our hiring solutions, marketing solutions and premium subscriptions to new and existing customers.

Our philosophy is to continue to invest for long-term growth and we expect to continue to invest heavily in our product development efforts to enable our members and customers to derive more value from our platform. In addition, we expect to continue to aggressively expand our field sales organization to market our solutions both in the United States and internationally. We also expect to continue to make significant capital expenditures to upgrade our technology and network infrastructure to improve the ability of our website to handle expected increases in usage and to enable the release of new features and solutions. To support these efforts, we expect to increase our workforce which will result in an increase of headcount related expenses, including stock-based compensation. As of March 31, 2012, we had 2,447 employees, which represented an increase of 90% compared to the same period last year.

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

The following table presents the number of registered members as of the periods presented:

	March 31,		% Change
	2012	2011
	(in thousands)
Number of registered members(1)	160,566	101,528	58%

(1)	The number of registered members is higher than the number of actual members due to various factors. For more information, see “Risk Factors—The number of our registered members is higher than the number of actual members, and a substantial majority of our page views are generated by a minority of our members.”

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

The following table presents the number of unique visitors (average monthly number over the periods presented) during the periods presented:

	March 31,		% Change
	2012	2011
	(in millions)
Unique visitors	103	75	37%

•

Page Views. We define page views as the number of pages on our website that users view during the measurement period based on data provided by comScore. Similar to unique visitors, we believe page views is a key indicator for gaining insight into whether we are increasing member engagement and whether our members are deriving value from our solutions.

The following table presents the number of page views during the periods presented:

	March 31,
	2012	2011	% Change
	(in millions)
Page Views	9,435	7,084	33%

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

The following table presents the number of LinkedIn Corporate Solutions customers as of the periods presented:

	March 31,
	2012	2011	% Change
	(in thousands)
LinkedIn Corporate Solutions customers	10,403	4,774	118%

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

The following table presents our net revenue by field sales and online sales:

	Three Months Ended March 31,
	2012		2011
	($ in thousands)
Field sales	$101,471	54%	$50,628	54%
Online sales	86,985	46%	43,304	46%

	$188,456	100%	$93,932	100%

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$4,989	$2,078
Provision (benefit) for income taxes	5,845	(349)
Other income, net	(224)	(449)
Depreciation and amortization	14,882	8,159
Stock-based compensation	12,626	3,843

Adjusted EBITDA	$38,118	$13,282

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

We believe that the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, stock-based compensation, the valuation of goodwill and intangible assets, website and internal-use software development costs, our office facility leases and income taxes have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to the our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 2, 2012.

Recently Issued Accounting Pronouncements

Comprehensive Income

In June 2011, the FASB issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. We adopted this authoritative guidance in our interim period ended March 31, 2012.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of net revenue for those periods (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2012	2011
	(As a percentage of revenue)
Consolidated Statements of Operations Data:
Net revenue	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13	18
Sales and marketing	35	31
Product development	25	26
General and administrative	13	14
Depreciation and amortization	8	9

Total costs and expenses	94	99

Income from operations	6	1
Other income, net	0	0

Income before income taxes	6	2
Provision (benefit) for income taxes	3	(0)

Net income	3%	2%

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

	Three Months Ended March 31,
	2012	2011	% Change
	($ in thousands)
Revenue by product:
Hiring Solutions	$102,560	$46,333	121%
Marketing Solutions	47,950	27,683	73%
Premium Subscriptions	37,946	19,916	91%

Total	$188,456	$93,932	101%

Percentage of revenue by product:
Hiring Solutions	54%	49%
Marketing Solutions	26%	30%
Premium Subscriptions	20%	21%

Total	100%	100%

Total net revenue increased $94.5 million in the three months ended March 31, 2012 compared to the same period last year. Net revenue from our hiring solutions compared to the same period last year increased $56.2 million as a result of an overall increase in professional hiring demand and further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 118% increase in the number of LinkedIn Corporate Solutions customers as of March 31, 2012. Net revenue from our marketing solutions increased $20.3 million due to the productivity of our expanded field sales organization and growth in our self service advertising solutions, both of which are positively impacted by increases in the number of our registered members and page views on our website. During the same period, net revenue from our premium subscriptions increased $18.0 million, as a result of an increase in the number of premium subscribers.

The following table presents our net revenue by geographic region:

	Three Months Ended March 31,
	2012	2011	% Change
	($ in thousands)
Revenue by geographic region:
United States	$120,849	$65,120	86%
Other Americas (1)	12,009	4,599	161%

Total Americas	132,858	69,719	91%
EMEA (2)	42,845	19,731	117%
APAC (3)	12,753	4,482	185%

Total	$188,456	$93,932	101%

(1)	Canada, Latin America and South America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Asia-Pacific (“APAC”)

International revenue increased $38.8 million in the three months ended March 31, 2012 compared to the same period last year. In addition, international revenue represented 36% of total revenue in the three months ended March 31, 2012 compared to 31% of total revenue as compared to the same period last year. The increases in international revenue are primarily due to the expansion of our international field sales organization and our site localization efforts. As of March 31, 2012, we operated our site in sixteen local languages, and had a total of nine offices outside of the United States. We expect international revenue to increase on an absolute basis and as a percentage of revenue in 2012 as we continue to focus on making our platform available in more languages and further developing our brand across various international geographies.

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

	Three Months Ended March 31,
	2012	2011	% Change
	($ in thousands)
Cost of revenue	$25,133	$16,783	50%
Percentage of net revenue	13%	18%
Headcount (at period end):	361	169	114%

In the three months ended March 31, 2012, cost of revenue increased $8.4 million compared to the same period last year. The increase was primarily attributable to increases in headcount related expenses of $4.7 million, web hosting service expenses of $1.9 million, facility and benefit allocations of $1.7 million, direct costs of $1.2 million and facilities and related costs of $0.8 million. These increases were partially offset by taxes of $2.3 million as we continue to pass through VAT and sales tax to our customers.

Sales and Marketing

Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising and public relations costs, as well as allocated facilities and other supporting overhead costs. We plan to continue to invest heavily in sales and marketing to expand our global footprint, grow our current customer accounts and continue building brand awareness. In the near term and consistent with our investment philosophy for 2012, we expect sales and marketing expenses to increase and be our largest expense on an absolute basis.

	Three Months Ended March 31,
	2012	2011	% Change
	($ in thousands)
Sales and marketing	$65,884	$29,361	124%
Percentage of net revenue	35%	31%
Headcount (at period end):	1,056	493	114%

In the three months ended March 31, 2012, sales and marketing expenses increased $36.5 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $26.1 million as we expanded our field sales organization. We also experienced increases in facility and employee benefit allocations of $5.9 million, consulting services of $2.7 million and marketing and public relations expenses of $1.3 million.

Product Development

Our product development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers and developers. In addition, product development expenses include outside services and consulting, as well as allocated facilities and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to attaining our strategic objectives. Consistent with our investment philosophy for 2012, we expect product development expense to increase on an absolute basis in the near term.

	Three Months Ended March 31,
	2012	2011	% Change
	($ in thousands)
Product development	$47,093	$24,735	90%
Percentage of net revenue	25%	26%
Headcount (at period end):	705	450	57%

In the three months ended March 31, 2012, product development expenses increased $22.4 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $15.7 million as a result of our focus on developing new features and products to encourage member growth and engagement. We also experienced increases in facility and employee benefit allocations of $3.8 million and consulting services of $1.8 million.

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

	Three Months Ended March 31,
	2012	2011	% Change
	($ in thousands)
General and administrative	$24,854	$13,614	83%
Percentage of net revenue	13%	14%
Headcount (at period end):	325	176	85%

In the three months ended March 31, 2012, general and administrative expenses increased $11.2 million compared to the same period last year. The increase was primarily a result of an increase in headcount related expenses of $13.2 million to support our overall growth. We also experienced increases in facilities and related costs of $6.4 million and consulting services and legal expenses of $2.5 million. These increases were partially offset by facility and employee benefit allocations of $11.4 million.

Depreciation and Amortization

Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized software development costs and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis as we continue to expand our technology infrastructure.

	Three Months Ended March 31,
	2012	2011	% Change
	($ in thousands)
Depreciation and amortization	$14,882	$8,159	82%
Percentage of net revenue	8%	9%

In the three months ended March 31, 2012, depreciation and amortization expenses increased $6.7 million compared to the same period last year. The increase was primarily the result of our continued investment in expanding our technology infrastructure in order to support continued growth in our member base.

Other Income, Net

Other income, net consists primarily of the interest income earned on our cash and cash equivalents, investments, and foreign exchange gains and losses.

	Three Months Ended, March 31,
	2012	2011
	(in thousands)
Interest income	$202	$14
Foreign currency exchange gains, net	22	530
Other non-operating expense, net	—	(95)

Total other income, net	$224	$449

In the three months ended March 31, 2012, other income, net decreased $0.2 million compared to the same period last year. Interest income increased compared to the same period last year as a result of interest earned on higher investment balances. Foreign currency exchange gains, net decreased due to realized and unrealized gains on foreign currency transactions compared to same period last year. In December 2011, we began to hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign exchange rates on earnings. Hedging strategies that we have implemented or may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Provision (benefit) for income taxes	$5,845	$(349)

In the three months ended March 31, 2012, income tax expense increased $6.2 million compared to the same period last year. The increase in income tax expense reflects the increase in income before taxes compared to the same period last year. The increase in the effective tax rate was primarily due to our largest permanent difference, non-deductible stock-based compensation expense. Due to the expansion in foreign markets, we incurred current year losses for which a tax benefit has not been recognized. The effective tax rates as of March 31, 2012 and 2011 were 54% and (20)%, respectively, with the increase as a result from an increase in pre-tax income and the discontinued benefit from research and development credits as compared to the same period last year.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$22,087	$16,171
Depreciation and amortization	14,882	8,159

Cash flows provided by operating activities	$63,215	$26,557
Cash flows used in investing activities	(72,691)	(18,466)
Cash flows provided by financing activities	11,970	4,961

As of March 31, 2012, we had cash and cash equivalents of $342.2 million and short-term investments of $278.6 million. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. agency obligations and U.S. treasury. As of March 31, 2012, the amount of cash and cash equivalents held by foreign subsidiaries was $67.1 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Operating Activities

Operating activities provided $63.2 million of cash in the three months ended March 31, 2012, primarily resulting from our improved operating performance. The cash flow from operating activities primarily resulted from changes in our operating assets and liabilities, with deferred revenue increasing $35.0 million and accounts payable and other liabilities increasing $10.7 million, partially offset by an increase in accounts receivable of $5.5 million and an increase in prepaid expenses and other assets of $9.6 million. The increases in our deferred revenue and accounts receivable were primarily due to increases in transaction volumes in the three months ended March 31, 2012. We had net income in the three months ended March 31, 2012 of $5.0 million, which included non-cash depreciation and amortization of $14.9 million and non-cash stock-based compensation of $12.6 million.

Operating activities provided $26.6 million of cash in the three months ended March 31, 2011, primarily resulting from our improved operating performance. The cash flow from operating activities primarily resulted from changes in our operating assets and liabilities, with deferred revenue increasing $17.6 million, partially offset by an increase in prepaid expenses and other assets of $2.1 million and a decrease in accounts payable and other liabilities of $3.8 million. The increase in our deferred revenue was primarily due to increases in transaction volumes in the three months ended March 31, 2011. The decrease in accounts payable and accrued liabilities reflects timing of payments. We had net income in the three months ended March 31, 2011 of $2.1 million, which included non-cash depreciation and amortization of $8.2 million and non-cash stock-based compensation of $3.8 million.

Investing Activities

Our primary investing activities have consisted of purchases of investments, purchases of property and equipment specifically related to the build out of our data centers, as well as payments for intangible assets and acquisitions. We also continued to invest in technology hardware to support our growth, software to support website functionality development, website operations and our corporate infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software development. We expect to continue to invest in property and equipment and development of software for the remainder of 2012 and thereafter.

In the three months ended March 31, 2012, we had net purchases of investments of $40.9 million and made payments for intangible assets and acquisitions, net of cash acquired of $7.6 million. In the three months ended March 31, 2011, we acquired a company for $1.7 million, net of cash acquired.

Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of common stock from employee option exercises and the excess tax benefit from the exercise of stock options.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2012.

Contractual Obligations

We lease our facilities in Mountain View, California under operating leases that we expect to expire in 2023. We lease other facilities around the world, the longest of which expires in 2022. We have several material long-term purchase obligations outstanding with third parties. We do not have any debt or material capital lease obligations. As of March 31, 2012, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations (1)	$214,895	$18,324	$45,477	$43,079	$108,015
Purchase obligations	$79,683	$35,497	$40,617	$3,569	$—

(1)	Subsequent to March 31, 2012, we leased additional facilities in Sunnyvale, California. The longest lease expires in 2018 and aggregate future minimum lease payments are approximately $28.1 million.

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

Interest Rate Fluctuation Risk

We had cash, cash equivalents and short-term investments totaling $620.8 million at March 31, 2012. This amount was invested primarily in money market funds, government securities and treasury securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At March 31, 2012, the weighted-average duration of our investment portfolio was less than one year.

Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of March 31, 2012 a hypothetical change in interest rates of 1% would have approximately a $3.2 million impact, and a change of 0.5% would have approximately a $1.6 million impact on the carrying value of our portfolio.

Foreign Currency Exchange Risks

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British Pound Sterling, the Euro, the Australian dollar, the Canadian dollar and the Indian rupee. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) related to remeasuring certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.

We enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure, in an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations. These derivative instruments are carried at fair value with changes in the fair value recorded to other income, net in our condensed consolidated statements of operations. Our foreign currency forward contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with trade receivables and payables balances. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure.

As of March 31, 2012, the Company had 22 outstanding forward contracts with a total notional amount of $42.4 million. The net unrealized loss resulting from changes in fair value of these forward contracts as of March 31, 2012 was not material.

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

Part II. Other Information

Item 1. Legal Proceedings

We are subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy litigation matters, including class action lawsuits. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material effect on our business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Periodically, we evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and our judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that we may be required to accrue for, there may be an exposure to loss in excess of the amount accrued, and such amounts could be material.

Item 1A. Risk Factors

RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, before deciding whether to purchase shares of our Class A common stock. If any of the following risks are realized, our business, operating results and prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have a limited operating history in a new and unproven market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a limited operating history in a new and unproven market that may not develop as expected, if at all. This limited operating history makes it difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter in this rapidly evolving market. These risks and difficulties include our ability to, among other things:

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

The number of our registered members is higher than the number of actual members and a substantial majority of our page views are generated by a minority of our members. Our business may be adversely impacted if we are unable to attract and retain additional members who actively use our website. In addition, the tracking of certain of our performance metrics is done with internal tools and is not independently verified.

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

We track certain metrics regarding performance metrics with internal tools, which are not independently verified by any third party. The information and the tracking involve a number of limitations.

If the number of our actual members does not meet our expectations or we are unable to increase the breadth and frequency of our visiting members, then our business may not grow as fast as we expect. In addition, if our internal tools we use to track certain metrics undercount or overcount performance, the data we report may not be accurate. This may harm our operating and financial results and may cause our stock price to decline.

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

We receive, store and process personal information and other member data, and we enable our members to share their personal information with each other and with third parties. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other member data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or our policies, such violations may also put our members’ information at risk and could in turn have an adverse effect on our business.

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

Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our members share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of data our members choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that we collect about our members.

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

Given our limited operating history and the rapidly evolving market of online professional networks, our historical operating results may not be useful to you in predicting our future operating results. We believe our rapid growth has masked the cyclicality and seasonality of our business. As our revenue growth rate slows, we expect that the cyclicality and seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate. In particular, we expect sales of hiring solutions to be weaker in the first quarter of the year due to budgetary cycles and sales of our marketing solutions to be weaker in the third quarter of the year as Internet usage during the summer months generally slows. In addition, global economic concerns continue to create uncertainty and unpredictability and add risk to our future outlook. Sovereign debt issues and economic uncertainty in the United States and Europe and around the world raise concerns in markets important to our business. An economic downturn in any particular region in which we do business or globally could result in reductions in sales of our hiring and marketing solutions, decreased renewals of existing arrangements and other adverse effects that could harm our operating results.

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

Enterprises and Professional Organizations—Hiring Solutions. With respect to our hiring solutions, we compete with established online recruiting companies, such as Monster, CareerBuilder and Indeed.com, talent management companies and larger companies that are focusing on talent management, such as Oracle (through its acquisition of Taleo) and SAP (through its acquisition of SuccessFactors), and traditional recruiting firms. Additionally, other companies, including newcomers to the recruiting industry, may partner with internet companies, including social networking companies, to provide services that compete with our solutions, either on their own or as third party applications, such as BranchOut. If the efficiency and usefulness of our products to enterprises and professional organizations do not continue to exceed those provided by competitors, which factors are influenced by the number and engagement of our members, we will not be able to compete successfully.

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

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of March 31, 2012, approximately 51.6% of our employees had been with us for less than one year and approximately 80.4% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. In particular, we intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. We face significant competition for talent from other internet and high-growth companies, which include both publicly traded and privately-held companies. As we have transitioned from a private company to a public company, this competition has become even more acute in assessing appropriate compensation packages. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

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

We have offices around the world and our website is available in English, as well as Czech, Dutch, French, German, Indonesian, Italian, Japanese, Korean, Malay, Polish, Portuguese, Romanian, Russian, Spanish, Swedish and Turkish. We expect to continue to expand our international operations in the future by opening offices in new jurisdictions and expanding our offerings in new languages. However, we have limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to risks that we have either not faced before or increase risks that we currently face, including risks associated with:

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

We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States. Effective trade secret, copyright, trademark, trade dress, domain name and patent prosecution is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We are seeking to protect our trademarks, patents, and domain names in a number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our innovations through increased patent filing that is expensive and time-consuming.

Litigation may be necessary to enforce our intellectual property rights, protect our respective trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. We may incur significant costs in enforcing our trademarks against those who attempt to imitate our “LinkedIn” brand. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed, and the market price of our Class A common stock could decline.

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

We believe that our culture has the potential to be a key contributor to our success. From 2010 to 2011, we more than doubled the size of our workforce, and we expect to continue to hire aggressively as we expand, especially in field sales and internationally. If we do not continue to develop our corporate culture as we grow and evolve, including maintaining our culture of transparency with our employees, it could harm our ability to foster the innovation, creativity and teamwork we believe we need to support our growth. In addition, we completed our initial public offering in May 2011. As a result, employees who have been with us for longer than a year have been able to and may continue to realize substantial financial gains in connection with the sales of their shares from the exercise of their vested options, which could result in a loss of employees. There will likely be disparities of wealth between those of our employees whom we hired prior to our initial public offering in May 2011 and those who joined us after we became a public company, which could adversely impact relations among employees and our culture in general.

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

Growth in access to LinkedIn through mobile devices as a substitute for access on personal computers may negatively affect our revenue and financial results.

Because access to the Internet through mobile devices is growing, our members are increasingly accessing LinkedIn on mobile devices. While our members who use LinkedIn on mobile devices also access LinkedIn through personal computers, we anticipate that the rate of growth in mobile usage will continue to grow and may exceed the growth in usage through personal computers. Advertising is a source of revenue for us, and it is not clear that we will be able find ways for our marketing solutions product to be effectively used on mobile devices. Accordingly, if our members increasingly use mobile devices as a substitute for access to LinkedIn as opposed to personal computers, and if we are unable to successfully implement monetization strategies for our solutions on mobile devices, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected.

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

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Consequently, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net income. Additionally, hedging programs are inherently risky, rely on our ability to forecast accurately and could expose us to additional risks that could adversely affect our financial condition and results of operations.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 87% of the voting power of our outstanding capital stock as of March 31, 2012. Our co-founder and Chair, Reid Hoffman, controlled approximately 18% of our outstanding shares of Class A and Class B common stock, representing approximately 39% of the voting power of our outstanding capital stock as of March 31, 2012. Therefore, Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters for the foreseeable future.

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

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in May 2011 at a price of $45.00 per share, our stock price has ranged from $55.98 to $122.70 through March 31, 2012. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

On November 22, 2011, we closed our follow-on offering, in which we sold 2,583,755 shares of Class A common stock at a price to the public of $71.00 per share. The aggregate offering price for shares sold in the offering was approximately $183.4 million. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-177710), which was declared effective by the SEC on November 16, 2011. The offering commenced as of November 16, 2011 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Allen & Company LLC and UBS Securities LLC acted as the underwriters. We raised approximately $177.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $5.3 million and other offering expenses of approximately $0.8 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering.

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

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2012	297	$7.29	—	—
February 1 – February 29, 2012	188	4.80	—	—
March 1 – March 31, 2012	1,980	4.28	—	—

	2,465	$4.68	—

(1)	Under the 2003 Plan, participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item  5. Other Information

None.

Item 6. Exhibits

Exhibit Number

10.1+*	2012 Executive Bonus Compensation Plan

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINKEDIN CORPORATION

Dated: May 4, 2012	By:	/s/ Jeffrey Weiner
Jeffrey Weiner
Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 4, 2012	By:	/s/ Steven Sordello
Steven Sordello
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number

10.1+*	2012 Executive Bonus Compensation Plan

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.