Form 10-Q
period 2012-06-30
LINKEDIN CORP
filed 2012-08-06
CIK 1271024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 20, 2012, there were 79,744,503 shares of the Registrant’s Class A common stock outstanding and 25,960,443 shares of the Registrant’s Class B common stock outstanding.

LINKEDIN CORPORATION

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$286,376	$339,048
Short-term investments	330,761	238,456
Accounts receivable (net of allowance for doubtful accounts of $3,516 and $5,460 at June 30, 2012 and December 31, 2011, respectively)	136,536	111,372
Deferred commissions	15,715	13,594
Prepaid expenses	20,923	10,799
Other current assets	21,601	12,658

Total current assets	811,912	725,927
Property and equipment, net	152,448	114,850
Goodwill	113,268	12,249
Intangible assets, net	33,456	8,095
Other assets	28,078	12,576

TOTAL ASSETS	$1,139,162	$873,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,195	$28,217
Accrued liabilities	63,662	58,644
Deferred revenue	191,993	139,798

Total current liabilities	299,850	226,659
DEFERRED TAX LIABILITIES	40,612	18,551
OTHER LONG TERM LIABILITIES	15,525	3,508

Total liabilities	355,987	248,718

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY (Note 11):
Class A and Class B common stock	11	10
Additional paid-in capital	767,995	617,629
Accumulated other comprehensive income	129	100
Accumulated earnings	15,040	7,240

Total stockholders’ equity	783,175	624,979

TOTAL LIABILITIES STOCKHOLDERS’ EQUITY	$1,139,162	$873,697

See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenue	$228,207	$121,040	$416,663	$214,972

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	30,367	18,403	55,500	35,186

Sales and marketing	75,740	36,019	141,624	65,380

Product development	60,080	30,414	107,173	55,149
General and administrative	30,974	16,673	55,828	30,287

Depreciation and amortization	17,548	9,602	32,430	17,761

Total costs and expenses	214,709	111,111	392,555	203,763

Income from operations	13,498	9,929	24,108	11,209

Other income (expense), net	(668)	11	(444)	460

Income before income taxes	12,830	9,940	23,664	11,669
Provision for income taxes	10,019	5,427	15,864	5,078

Net income	$2,811	$4,513	$7,800	$6,591

Net income per share of common stock:
Basic	$0.03	$0.07	$0.08	$0.12

Diluted	$0.03	$0.04	$0.07	$0.07

Weighted-average shares used to compute net income per share:
Basic	104,185	69,395	103,198	56,631

Diluted	112,317	103,129	111,813	100,131

See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$2,811	$4,513	$7,800	$6,591
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	(14)	10	110	10
Less: reclassification adjustment for net gains included in net income	(79)	—	(81)	—

Total other comprehensive income (loss)	(93)	10	29	10

Comprehensive income	$2,718	$4,523	$7,829	$6,601

See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$7,800	$6,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,430	17,761
Provision (benefit) for doubtful accounts and sales returns	(290)	1,176
Stock-based compensation	31,949	10,658
Excess income tax benefit from the exercise of stock options	(10,367)	(48)
Changes in operating assets and liabilities:
Accounts receivable	(22,457)	(13,540)
Deferred commissions	(2,073)	777
Prepaid expenses and other assets	(20,274)	(5,801)
Accounts payable and other liabilities	26,816	6,507
Income taxes, net	14,484	4,005
Deferred revenue	52,195	34,459

Net cash provided by operating activities	110,213	62,545

INVESTING ACTIVITIES:
Purchases of property and equipment	(59,691)	(39,538)
Purchases of investments	(179,377)	(27,514)
Sales of investments	24,304	8,254
Maturities of investments	60,726	—
Payments for intangible assets and acquisitions, net of cash acquired	(47,900)	(1,720)
Changes in deposits	(2,702)	(1,814)

Net cash used in investing activities	(204,640)	(62,332)

FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	—	249,640
Proceeds from issuance of common stock	23,891	4,651
Proceeds from the issuance of common stock of the employee stock purchase plan	7,718	—
Proceeds from early exercise of employee stock options	48	4,972
Excess income tax benefit from the exercise of stock options	10,367	48
Repurchase of common stock	(188)	(7)

Net cash provided by financing activities	41,836	259,304

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(81)	386

CHANGE IN CASH AND CASH EQUIVALENTS	(52,672)	259,903
CASH AND CASH EQUIVALENTS—Beginning of period	339,048	92,951

CASH AND CASH EQUIVALENTS—End of period	$286,376	$352,854

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$17,402	$5,149

Deferred offering costs not yet paid	$—	$780

Vesting of early exercised stock options	$2,630	$1,657

Issuance of Class A common stock for business combinations	$72,461	$—

See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business and Basis of Presentation

LinkedIn Corporation (together with its subsidiaries, the “Company”), a Delaware corporation, was incorporated on March 6, 2003. The Company operates an online professional network on the Internet through which the Company’s members are able to create, manage and share their professional identities online, build and engage with their professional networks, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. The Company believes it is the most extensive, accurate and accessible network focused on professionals.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 2, 2012.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 2, 2012.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2012 and December 31, 2011, are summarized as follows (in thousands):

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$188,086	$—	$—	$188,086	$277,463	$—	$—	$277,463
Agency securities	—	11,350	—	11,350	—	—	—	—
U.S. treasury securities	5,501	—	—	5,501	—	—	—	—
Short-term investments:
Agency securities	—	311,071	—	311,071	—	221,131	—	221,131
U.S. treasury securities	19,690	—	—	19,690	17,325	—	—	17,325
Other current assets:
Foreign currency forward contracts	—	463	—	463	—	190	—	190

Total assets	$213,277	$322,884	$—	$536,161	$294,788	$221,321	$—	$516,109

Accrued liabilities:
Foreign currency forward contracts	$—	$324	$—	$324	$—	$183	$—	$183

Total liabilities	$—	$324	$—	$324	$—	$183	$—	$183

3.	Acquisitions

Slideshare

On May 17, 2012, LinkedIn completed its acquisition of Slideshare, Inc. (“Slideshare”), a San Francisco, California-based privately held provider of a professional and educational content platform that allows users to upload documents to share ideas, conduct research, connect with others, and generate leads for their businesses. LinkedIn’s purchase price of $74.1 million for all the outstanding shares of capital stock of Slideshare consisted of approximately $32.2 million paid in cash consideration and 375,956 shares of LinkedIn Class A common stock. LinkedIn also issued 82,108 stock options and 14,146 restricted stock units (“RSUs”) related to assumed Slideshare equity awards. The fair value of the earned portion of assumed stock options and RSUs of $2.4 million is included in the purchase price, with the remaining fair value of $6.9 million resulting in post-acquisition compensation expense that will generally be recognized over the next two years.

The acquisition has been accounted for under the acquisition method and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Slideshare’s results of operations have been included in the consolidated financial statements from the date of acquisition. To retain the services of certain former Slideshare employees, LinkedIn offered non-vested Class A common stock and cash bonuses that will be earned in equal semi-annual installments over the next two years. As these equity awards and payments are subject to post-acquisition employment, the Company is accounting for them as post-acquisition compensation expense. In connection with these post-acquisition arrangements, the Company issued 198,915 shares of non-vested Class A common stock with a total fair value of $20.9 million and could pay retention bonuses up to $17.0 million.

Other acquisitions

During the six months ended June 30, 2012, the Company completed three other acquisitions for total cash consideration of approximately $19.7 million, subject to the finalization of a working capital adjustment, and 297,515 shares of LinkedIn Class A common stock. As of June 30, 2012, $0.2 million remains to be paid in cash subject to the satisfaction of certain general representations and warranties. The total purchase price of these acquisitions, of which one was accounted for as a purchase of an asset and the others as purchases of businesses under the acquisition method, has been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date.

The following table presents the purchase price allocations initially recorded in the Company’s condensed consolidated balance sheets on the respective acquisition dates (in thousands):

	Slideshare	Other Acquisitions	Total
Net tangible assets	$3,234	$790	$4,024
Goodwill (1)	62,286	38,733	101,019
Intangible assets (2)	12,800	15,721	28,521
Deferred tax liability	(4,235)	(4,949)	(9,184)

Total purchase price consideration (3)	$74,085	$50,295	$124,380

(1)	The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in these transactions is primarily attributable to expected operational synergies, the assembled workforce, and the future development initiatives of the assembled workforce. None of the goodwill is expected to be deductible for tax purposes.
(2)	Identifiable definite-lived intangible assets were comprised of developed technology of $21.8 million, trade name of $4.3 million, customer relationships of $1.2 million, registered userbase of $0.8 million and non-compete agreements of $0.4 million. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of the companies was 3.5 years, which will be amortized on a straight-line basis over their estimated useful lives.
(3)	Subject to adjustment based on (i) purchase price adjustment provisions, and (ii) indemnification obligations of the acquired company stockholders.

The Company’s condensed consolidated financial statements include the operating results of all acquired businesses from the date of each acquisition. Pro forma results of operations for all of these acquisitions have not been presented as the financial impact to the Company’s consolidated financial statements, both individually and in aggregate, are not material.

4.	Cash and Investments

The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
June 30, 2012:
Cash	$81,439	$—	$—	$81,439
Cash equivalents:
Money market funds	188,086	—	—	188,086
Agency securities	11,350	—	—	11,350
U.S. treasury securities	5,501	—	—	5,501
Short-term investments:
Agency securities	310,859	250	(38)	311,071
U.S. treasury securities	19,689	3	(2)	19,690

Total cash, cash equivalents, and short-term investments	$616,924	$253	$(40)	$617,137

December 31, 2011:
Cash	$61,585	$—	$—	$61,585
Cash equivalents:
Money market funds	277,463	—	—	277,463
Short-term investments:
U.S. treasury securities	17,314	11	—	17,325
Agency securities	221,039	100	(8)	221,131

Total cash, cash equivalents, and short-term investments	$577,401	$111	$(8)	$577,504

The following table presents available-for-sale investments by contractual maturity date (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$106,139	$106,160
Due after one year through two years	224,409	224,601

Total	$330,548	$330,761

5.	Property and Equipment

The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	June 30, 2012	December 31, 2011
Computer equipment	$157,189	$125,955
Software	24,018	21,614
Capitalized website and internal-use software	32,503	24,531
Furniture and fixtures	13,558	8,028
Leasehold improvements	29,297	12,124

Total	256,565	192,252
Less accumulated depreciation	(104,117)	(77,402)

Property and equipment, net	$152,448	$114,850

6.	Goodwill and Other Intangible Assets

Goodwill

Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2011	$12,249
2012 acquisitions	101,019

Goodwill—June 30, 2012	$113,268

Other Intangible Assets

The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life
June 30, 2012:
Developed technology	$28,428	$(3,304)	$25,124	3.6 years
Trade name	4,300	(120)	4,180	2.9 years
Non-compete agreements	2,661	(1,134)	1,527	1.5 years
Customer relationships	1,200	(20)	1,180	4.9 years
Other intangible assets	4,687	(3,502)	1,185	2.0 years
In-process research & development (“IPR&D”)	260	—	260	Indefinite

Total	$41,536	$(8,080)	$33,456	3.4 years

December 31, 2011:
Developed technology	$6,638	$(1,692)	$4,946	4.3 years
Non-compete agreements	2,230	(564)	1,666	1.7 years
Other intangible assets	3,887	(2,664)	1,223	0.8 years
IPR&D	260	—	260	Indefinite

Total	$13,015	$(4,920)	$8,095	3.2 years

Amortization expense was $1.9 million and $0.9 million for the three months ended June 30, 2012 and 2011, respectively, and $3.2 million and $1.7 million for the six months ended June 30, 2012 and 2011, respectively. Estimated future amortization expense as of June 30, 2012, is as follows (in thousands):

2012 (remaining six months)	$6,011
2013	9,671
2014	8,700
2015	6,027
2016	2,312
Thereafter	475

Total	$33,196

7.	Accrued Liabilities

The following table presents the detail of accrued liabilities for the periods presented (in thousands):

	June 30, 2012	December 31, 2011
Accrued vacation and employee-related expenses	$27,243	$15,709
Exercise of unvested stock options	2,036	4,806
Accrued incentives	18,328	24,600
Accrued sales tax and value-added taxes	7,520	5,839
Other accrued expenses	8,535	7,690

Total	$63,662	$58,644

8.	Other Income (Expense), Net

The following table presents the detail of other income (expense), net, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income, net	$233	$14	$435	$28
Foreign currency exchange gains (losses), net (1)	(954)	(9)	(932)	521
Other non-operating expense, net	53	6	53	(89)

Total other income (expense), net	$(668)	$11	$(444)	$460

(1)	Includes net realized and unrealized gains (losses) from foreign currency forward contracts of $1.5 million and $0.2 million for the three and six months ended June 30, 2012, respectively. There were no gains (losses) related to foreign currency forward contracts for the three and six months ended June 30, 2011.

9.	Net Income Per Share

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

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, and to a lesser extent, shares issuable upon the release of RSUs and purchases related to the 2011 Employee Stock Purchase Plan. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of distributed earnings	$1,863	$948	$284	$4,229	$4,386	$3,414	$255	$6,336
Denominator:
Weighted-average common shares outstanding	69,063	35,122	4,360	65,035	58,024	45,174	2,192	54,439
Basic net income per share	$0.03	$0.03	$0.07	$0.07	$0.08	$0.08	$0.12	$0.12

Diluted net income per share:
Numerator:
Allocation of distributed earnings for basic computation	$1,863	$948	$284	$4,229	$4,386	$3,414	$255	$6,336
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	948	—	4,229	—	3,414	—	6,336	—
Reallocation of undistributed earnings to Class B shares	—	122	—	92	—	4	—	110

Allocation of undistributed earnings	$2,811	$1,070	$4,513	$4,321	$7,800	$3,418	$6,591	$6,446

Denominator:
Number of shares used in basic calculation	69,063	35,122	4,360	65,035	58,024	45,174	2,192	54,439
Weighted-average effect of dilutive securities

Add:
Conversion of preferred stock in connection with initial public offering	—	—	—	23,576	—	—	—	34,550
Conversion of Class B to Class A common shares outstanding	35,122	—	88,611	—	45,174	—	88,989	—
Employee stock options	7,794	7,638	10,150	10,150	8,362	3,819	8,942	8,942
RSUs and other dilutive securities	338	—	8	—	253	—	8	—

Number of shares used in diluted calculation	112,317	42,760	103,129	98,761	111,813	48,993	100,131	97,931
Diluted net income per share	$0.03	$0.03	$0.04	$0.04	$0.07	$0.07	$0.07	$0.07

The following weighted-average employee stock options were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employee stock options	28	250	40	809
RSUs	—	21	62	11

Total	28	271	102	820

10.	Commitments and Contingencies

Aggregate Future Lease Commitments

The Company leases its office facilities under operating lease agreements, the longest of which is expected to expire in 2023. The Company’s future minimum payments under non-cancelable operating leases for office facilities having initial terms in excess of one year as of June 30, 2012, are as follows (in thousands):

Year Ending December 31,	Operating Leases
2012 (remaining six months)	$9,336
2013	27,847
2014	27,394
2015	26,539
2016	26,261
Thereafter	123,136

Total minimum lease payments	$240,513

Legal Proceedings

The Company is subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material effect on the business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief, and other regulatory matters could result in fines or penalties being assessed against us. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company periodically evaluates developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and makes adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that the Company may be required to accrue for, there may be an exposure to loss in excess of the amount accrued, and such amounts could be material.

11.	Stockholders’ Equity

Common Stock

As of June 30, 2012, there were 79,175,185 shares and 26,108,717 shares of Class A common stock and Class B common stock, respectively, outstanding. As of December 31, 2011, there were 40,637,575 shares and 60,842,819 shares of Class A common stock and Class B common stock, respectively, outstanding.

Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2012, is as follows:

			Weighted-Average	Aggregate
	Options Outstanding		Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
	Number of Shares	Weighted-Average Exercise Price
Outstanding—December 31, 2011	14,784,701	$9.35
Assumed options from acquisition	82,108	9.46
Granted	3,710	92.02
Exercised	(3,123,035)	7.66
Canceled or expired	(534,292)	12.66

Outstanding—June 30, 2012	11,213,192	$9.70	7.53	$1,082,906

Options vested and expected to vest as of June 30, 2012	10,875,436	$9.43	7.50	$1,053,134

Options vested and exercisable as of June 30, 2012	4,837,440	$5.34	6.92	$488,235

Aggregate intrinsic value represents the difference between the closing stock price of the Company’s Class A common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange (“NYSE”) as of June 30, 2012 was $106.27. The total intrinsic value of options exercised was approximately $146.6 million and $18.1 million for the three months ended June 30, 2012 and 2011, respectively, and $272.1 million and $26.5 million for the six months ended June 30, 2012 and 2011, respectively. The weighted-average grant date fair value of options granted was $62.59 and $15.10 for the three months ended June 30, 2012 and 2011, respectively, and $62.00 and $12.99 for the six months ended June 30, 2012 and 2011, respectively.

RSU Activity

A summary of RSU activity for the six months ended June 30, 2012, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested—December 31, 2011	1,139,910	$76.04
Granted	622,227	98.18
Assumed RSUs from acquisition	14,146	104.95
Vested	(14,865)	92.34
Canceled or expired	(55,910)	78.43

Unvested—June 30, 2012	1,705,508	$84.31

Stock-Based Compensation

The following table presents the effects of stock-based compensation related to stock-based awards to employees and nonemployees on the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$1,236	$312	$2,037	$495
Sales and marketing	4,327	2,105	7,195	3,203
Product development	10,572	2,888	16,461	4,491
General and administrative	3,188	1,510	6,256	2,469

Total stock-based compensation	19,323	6,815	31,949	10,658
Tax benefit from stock-based compensation	(3,762)	(1,094)	(6,603)	(1,796)

Total stock-based compensation, net of tax effect	$15,561	$5,721	$25,346	$8,862

The vesting terms for certain employee options were modified or accelerated which resulted in $3.0 million of additional stock-based compensation expense in the three and six months ended June 30, 2012, respectively. The vesting terms for certain employee options were modified or accelerated which resulted in $0.5 million and $0.7 million of additional stock-based compensation expense in the three and six months ended June 30, 2011, respectively.

12.	Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded income tax expense of $10.0 million and $5.4 million for the three months ended June 30, 2012 and 2011, respectively, and $15.9 million and $5.1 million for the six months ended June 30, 2012 and 2011, respectively. The tax provision and the effective tax rate increased in the three and six months ended June 30, 2012 compared to the same periods last year, primarily due to the increase in income before taxes, an increase in non-deductible acquisition-related expenses, an increase in development costs funded from international subsidiaries, and the discontinuation of the Federal Research and Experimentation credit. The Company has computed the provision for income taxes based on the actual year-to-date effective tax rate by applying the discrete method.

Factors that bear the most significant impact to the effective income tax rate include foreign losses for which a tax benefit has not been recognized, non-deductible acquisition related expenses, and the funding of US based development costs by certain international subsidiaries.

13.	Information About Revenue and Geographic Areas

Revenue by geography is based on the shipping address of the customer. The following tables present the Company’s revenue by product line and geographic region for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue by product:
Hiring Solutions	$121,592	$58,620	$224,152	$104,953
Marketing Solutions	63,105	38,570	111,055	66,253
Premium Subscriptions	43,510	23,850	81,456	43,766

Total	$228,207	$121,040	$416,663	$214,972

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue by geographic region:
United States	$147,253	$82,739	$268,102	$147,859
Other Americas (1)	15,047	6,146	27,056	10,745

Total Americas	162,300	88,885	295,158	158,604
EMEA(2)	50,057	25,859	92,902	45,590
APAC (3)	15,850	6,296	28,603	10,778

Total	$228,207	$121,040	$416,663	$214,972

(1)	Canada, Latin America and South America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Asia-Pacific (“APAC”)

During the first quarter of 2012, the Company expanded its disclosure of international revenue to provide further details of revenue by geographic region. The prior periods have been recast to conform to the current presentation.

No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.

14.	Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan covering all employees who satisfy certain eligibility requirements. The 401(k) plan allows each participant to defer up to 75% of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. Effective January 1, 2011, the Company has elected to match any contributions made by the employees, including executives, up to 1.5% of an employee’s total annual compensation up to the annual limits established by the Internal Revenue Service. In the six months ended June 30, 2012, matching contributions were $3.0 million.

15.	Subsequent Events

In July 2012, the Compensation Committee of the Company’s Board of Directors approved 742,925 RSUs for ongoing grants of Class A common stock under the 2011 Plan. The ongoing RSU grants generally vest over a four-year period with 6.25% vesting on August 15, 2012, and the remaining to vest 6.25% quarterly thereafter.

In July 2012, the Compensation Committee of the Company’s Board of Directors approved 539,490 RSUs for grant of Class A common stock under the 2011 Plan to newly hired employees. The RSUs generally vest over a four-year period with 25% vesting at the end of one year and the remaining to vest quarterly thereafter.

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

Overview

We are the world’s largest professional network on the Internet and currently have more than 175 million members in over 200 countries and territories. Through our proprietary platform, members are able to create, manage and share their professional identity online, build and engage with their professional network, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. We believe we are the most extensive, accurate and accessible network focused on professionals.

In the three and six months ended June 30, 2012, we achieved significant growth as compared to the same periods in 2011 as our network of registered members and member engagement continues to increase and we continue to benefit from our expanded product offerings and international expansion. Our net revenue was $228.2 million and $416.7 million for the three and six months ended June 30, 2012, respectively, which represented an increase of 89% and 94%, respectively, as compared to the same periods in 2011. Our future growth will depend, in part, on our ability to continue to increase our member base and member engagement, which we believe will result in increased sales of our hiring solutions, marketing solutions and premium subscriptions to new and existing customers.

Our philosophy is to continue to invest for long-term growth and we expect to continue to invest heavily in our product development efforts to enable our members and customers to derive more value from our platform. In addition, we expect to continue to aggressively expand our field sales organization to market our solutions both in the United States and internationally. We also expect to continue to make significant capital expenditures to upgrade our technology and network infrastructure to improve the ability of our website to handle expected increases in usage and to enable the release of new features and solutions. To support these efforts, we expect to increase our workforce which will result in an increase of headcount related expenses, including stock-based compensation. As of June 30, 2012, we had 2,861 employees, which represented an increase of 89% compared to the same period last year.

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

The following table presents the number of registered members as of the periods presented:

	June 30,		% Change
	2012	2011
	(in thousands)
Number of registered members(1)	173,945	115,808	50%

(1)	The number of registered members is higher than the number of actual members due to various factors. For more information, see “Risk Factors—The number of our registered members is higher than the number of actual members and a substantial majority of our page views are generated by a minority of our members.”

•

Unique Visitors. We define unique visitors as users who have visited our web properties at least once during a month regardless of whether they are a member, based on data provided by comScore, a leading provider of digital marketing intelligence. We view unique visitors as a key indicator of growth in our brand awareness among users and whether we are providing our members with useful products and features, thereby increasing member engagement.

The following table presents the average monthly number of unique visitors during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in millions)			(in millions)
Unique visitors (1)	114	82	39%	108	78	38%

(1)	Excluding the impact of Slideshare, the number of unique visitors for the three and six months ended June 30, 2012 was 106 million and 104 million, respectively. This information is based on data provided by comScore beginning June 1, 2012.

•

Page Views. We define page views as the number of pages on our web properties that users view during the measurement period based on data provided by comScore. Similar to unique visitors, we believe page views is a key indicator for gaining insight into whether we are increasing member engagement and whether our members are deriving value from our solutions.

The following table presents the number of page views during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in millions)			(in millions)
Page Views (1)	9,412	7,093	33%	18,847	14,178	33%

(1)	Excluding the impact of Slideshare, the number of page views for the three and six months ended June 30, 2012 was 9.3 million and 18.8 million, respectively. This information is based on data provided by comScore beginning June 1, 2012.

•

Number of LinkedIn Corporate Solutions Customers. We define the number of LinkedIn Corporate Solutions customers as the number of enterprises and professional organizations that we have under active contracts for this product as of the date of measurement. Our LinkedIn Corporate Solutions include LinkedIn Recruiter, Job Slots, LinkedIn Recruitment Media and LinkedIn Career Pages.

The following table presents the number of LinkedIn Corporate Solutions customers as of the periods presented:

	June 30,
	2012	2011	% Change
	(in thousands)
LinkedIn Corporate Solutions customers	12,053	6,072	99%

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

The following table presents our net revenue by field sales and online sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	($ in thousands)
Field sales	$129,448	57%	$66,699	55%	$230,919	55%	$117,327	55%
Online sales	98,759	43%	54,341	45%	185,744	45%	97,645	45%

	$228,207	100%	$121,040	100%	$416,663	100%	$214,972	100%

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed adjusted EBITDA, a non-GAAP financial measure. The table below presents a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$2,811	$4,513	$7,800	$6,591
Provision for income taxes	10,019	5,427	15,864	5,078
Other (income) expense, net	668	(11)	444	(460)
Depreciation and amortization	17,548	9,602	32,430	17,761
Stock-based compensation	19,323	6,815	31,949	10,658

Adjusted EBITDA	$50,369	$26,346	$88,487	$39,628

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(As a percentage of revenue)
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13	15	13	16
Sales and marketing	33	30	34	30
Product development	26	25	26	26
General and administrative	14	14	13	14
Depreciation and amortization	8	8	8	8

Total costs and expenses	94	92	94	95

Income from operations	6	8	6	5
Other income (expense), net	(0)	0	(0)	0

Income before income taxes	6	8	6	5
Provision for income taxes	4	4	4	2

Net income	1%	4%	2%	3%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Revenue by product:
Hiring Solutions	$121,592	$58,620	107%	$224,152	$104,953	114%
Marketing Solutions	63,105	38,570	64%	111,055	66,253	68%
Premium Subscriptions	43,510	23,850	82%	81,456	43,766	86%

Total	$228,207	$121,040	89%	$416,663	$214,972	94%

Percentage of revenue by product:
Hiring Solutions	53%	48%		54%	49%
Marketing Solutions	28%	32%		27%	31%
Premium Subscriptions	19%	20%		19%	20%

Total	100%	100%		100%	100%

Total net revenue increased $107.2 million in the three months ended June 30, 2012 compared to the same period last year. Net revenue from our hiring solutions increased $63.0 million as a result of an overall increase in professional hiring demand and further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 99% increase in the number of LinkedIn Corporate Solutions customers as of June 30, 2012 compared to the same period last year. Net revenue from our marketing solutions increased $24.5 million due to the productivity of our expanded field sales organization and growth in our self-service advertising solutions, both of which are positively impacted by increases in the number of our registered members and page views on our website. Net revenue from our premium subscriptions increased $19.7 million compared to the same period last year, which was a result of an increase in the number of premium subscribers.

Total net revenue increased $201.7 million in the six months ended June 30, 2012 compared to the same period last year. Net revenue from our hiring solutions increased $119.2 million as a result of an overall increase in professional hiring demand and further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 99% increase in the number of LinkedIn Corporate Solutions customers as of June 30, 2012 compared to the same period last year. Net revenue from our marketing solutions increased $44.8 million due to the productivity of our expanded field sales organization and growth in our self-service advertising solutions, both of which are positively impacted by increases in the number of our registered members and page views on our website. Net revenue from our premium subscriptions increased $37.7 million compared to the same period last year, which was a result of an increase in the number of premium subscribers.

The following table presents our net revenue by geographic region:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Revenue by geographic region:
United States	$147,253	$82,739	78%	$268,102	$147,859	81%
Other Americas (1)	15,047	6,146	145%	27,056	10,745	152%

Total Americas	162,300	88,885	83%	295,158	158,604	86%
EMEA (2)	50,057	25,859	94%	92,902	45,590	104%
APAC (3)	15,850	6,296	152%	28,603	10,778	165%

Total	$228,207	$121,040	89%	$416,663	$214,972	94%

(1)	Canada, Latin America and South America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Asia-Pacific (“APAC”)

International revenue increased $42.7 million and $81.4 million in the three and six months ended June 30, 2012, respectively, compared to the same periods last year. In addition, international revenue represented 35% and 36% of total revenue in the three and six months ended June 30, 2012, respectively, compared to 32% and 31% of total revenue as compared to the same periods last year. The increases in international revenue are primarily due to the expansion of our international field sales organization and our site localization efforts. As of June 30, 2012, we operated our site in seventeen local languages, and continued our expansion outside of the United States in offices across North America, as well as throughout Europe, Asia and Australia. We expect international revenue to increase on an absolute basis and as a percentage of revenue in 2012 as we continue to focus on making our platform available in more languages and further developing our brand across various international geographies.

Cost of Revenue

Our cost of revenue primarily consists of web hosting costs related to operating our website as well as salaries, benefits and stock-based compensation for our production operations, customer support, infrastructure and advertising operations teams. Credit card processing fees, direct costs related to our research products, certain uncollected valued added taxes, or VAT, and sales taxes, allocated facilities costs, costs related to solutions offered to our customers in our production environment, and other supporting overhead costs are also included in cost of revenue. Beginning in the fourth quarter of 2011, we began to pass through VAT and sales tax to our customers on all our products subject to taxation. We currently expect cost of revenue to increase on an absolute basis, but to decrease as a percentage of revenue in the near term as we continue to pass through VAT and sales tax to our customers.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$30,367	$18,403	65%	$55,500	$35,186	58%
Percentage of net revenue	13%	15%		13%	16%
Headcount (at period end):	411	206	100%	411	206	100%

In the three months ended June 30, 2012, cost of revenue increased $12.0 million compared to the same period last year. The increase was primarily attributable to increases in headcount related expenses of $6.5 million and web hosting service expenses of $4.5 million, facility and related costs of $1.3 million and direct costs of $1.1 million. These increases were partially offset by a decrease in taxes of $1.5 million as we continue to pass through VAT and sales tax to our customers.

In the six months ended June 30, 2012, cost of revenue increased $20.3 million compared to the same period last year. The increase was primarily attributable to increases in headcount related expenses of $11.2 million, web hosting service expenses of $6.4 million, direct costs of $2.2 million, facility and benefit allocations of $2.1 million and facilities and related costs of $2.0 million. These increases were partially offset by a decrease in taxes of $3.9 million as we continue to pass through VAT and sales tax to our customers.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Sales and marketing	$75,740	$36,019	110%	$141,624	$65,380	117%
Percentage of net revenue	33%	30%		34%	30%
Headcount (at period end):	1,223	590	107%	1,223	590	107%

In the three months ended June 30, 2012, sales and marketing expenses increased $39.7 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $27.2 million as we expanded our field sales organization. We also experienced increases in facility and employee benefit allocations of $7.7 million, marketing and public relations expenses of $3.3 million and consulting services of $1.3 million.

In the six months ended June 30, 2012, sales and marketing expenses increased $76.2 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $53.4 million as we expanded our field sales organization. We also experienced increases in facility and employee benefit allocations of $13.7 million, marketing and public relations expenses of $4.6 million and consulting services of $4.0 million.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Product development	$60,080	$30,414	98%	$107,173	$55,149	94%
Percentage of net revenue	26%	25%		26%	26%
Headcount (at period end):	837	497	68%	837	497	68%

In the three months ended June 30, 2012, product development expenses increased $29.7 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $20.0 million as a result of our focus on developing new features and products to encourage member growth and engagement. We also experienced increases in facility and employee benefit allocations of $7.5 million as a result of headcount growth and consulting services of $1.8 million.

In the six months ended June 30, 2012, product development expenses increased $52.0 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $35.5 million as a result of our focus on developing new features and products to encourage member growth and engagement. We also experienced increases in facility and employee benefit allocations of $11.3 million as a result of headcount growth, consulting services of $3.6 million and hosting and other of $1.3 million.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
General and administrative	$30,974	$16,673	86%	$55,828	$30,287	84%
Percentage of net revenue	14%	14%		13%	14%
Headcount (at period end):	390	222	76%	390	222	76%

In the three months ended June 30, 2012, general and administrative expenses increased $14.3 million compared to the same period last year. The increase was primarily a result of an increase in headcount related expenses of $14.0 million to support our overall growth. We also experienced increases in facilities and related costs of $11.1 million as we continue to expand our office space due to headcount growth and consulting services and legal expenses of $5.2 million. These increases were partially offset by facility and employee benefit allocations of $15.6 million.

In the six months ended June 30, 2012, general and administrative expenses increased $25.5 million compared to the same period last year. The increase was primarily a result of an increase in headcount related expenses of $27.2 million to support our overall growth. We also experienced increases in facilities and related costs of $17.5 million as we continue to expand our office space due to headcount growth and consulting services and legal expenses of $7.8 million. These increases were partially offset by facility and employee benefit allocations of $27.1 million.

Depreciation and Amortization

Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized software development costs and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis as we continue to expand our technology infrastructure.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Depreciation and amortization	$17,548	$9,602	83%	$32,430	$17,761	83%
Percentage of net revenue	8%	8%		8%	8%

In the three and six months ended June 30, 2012, depreciation and amortization expenses increased $7.9 million and $14.7 million, respectively, compared to the same periods last year. The increase was primarily the result of our continued investment in expanding our technology infrastructure in order to support continued growth in our member base.

Other Income (Expense), Net

Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents, investments, and foreign exchange gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Interest income	$233	$14	$435	$28
Foreign currency exchange gains (losses), net	(954)	(9)	(932)	521
Other non-operating income (expense), net	53	6	53	(89)

Total other income (expense), net	$(668)	$11	$(444)	$460

In the three and six months ended June 30, 2012, other income (expense), net decreased $0.7 million and $0.9 million, respectively, compared to the same periods last year. Interest income increased compared to the same periods last year as a result of interest earned on higher investment balances. Foreign currency exchange gains (losses), net decreased due to realized and unrealized losses on foreign currency transactions compared to same periods last year. In December 2011, we began to hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign exchange rates on earnings. Hedging strategies that we have implemented or may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$10,019	$5,427	85%	$15,864	$5,078	212%

In the three and six months ended June 30, 2012, income tax expense increased $4.6 million and $10.8 million, respectively, compared to the same periods last year. The increase in income tax expense reflects the increase in income before taxes and an increase to the effective tax rate compared to the same periods last year. The effective tax rates as of the three months ended June 30, 2012 and 2011 were 78% and 55%, respectively. The effective tax rates as of the six months ended June 30, 2012 and 2011 were 67% and 44%, respectively. The increases in year-over-year effective tax rates were due primarily to an increase in non-deductible acquisition-related expenses, an increase in development costs funded from international subsidiaries, and the discontinuation of the Federal Research and Experimentation credit.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$59,691	$39,538
Depreciation and amortization	32,430	17,761

Cash flows provided by operating activities	$110,213	$62,545
Cash flows used in investing activities	(204,640)	(62,332)
Cash flows provided by financing activities	41,836	259,304

As of June 30, 2012, we had cash and cash equivalents of $286.4 million and short-term investments of $330.8 million. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. agency obligations and U.S. treasury. As of June 30, 2012, the amount of cash and cash equivalents held by foreign subsidiaries was $74.0 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Operating Activities

Operating activities provided $110.2 million of cash in the six months ended June 30, 2012, primarily resulting from our improved operating performance. The cash flow from operating activities primarily resulted from changes in our operating assets and liabilities, with deferred revenue increasing $52.2 million and accounts payable and other liabilities increasing $26.8 million, partially offset by an increase in accounts receivable of $22.5 million and an increase in prepaid expenses and other assets of $20.3 million. The increases in our deferred revenue and accounts receivable were primarily due to increases in transaction volumes in the six months ended June 30, 2012. We had net income in the six months ended June 30, 2012 of $7.8 million, which included non-cash depreciation and amortization of $32.4 million and non-cash stock-based compensation of $31.9 million.

Operating activities provided $62.5 million of cash in the six months ended June 30, 2011, primarily resulting from our improved operating performance. The cash flow from operating activities primarily resulted from changes in our operating assets and liabilities, with deferred revenue increasing $34.5 million, partially offset by an increase in accounts receivable of $13.6 million. The increase in our deferred revenue was primarily due to our revenue growth in the six months ended June 30, 2011. We had net income in the six months ended June 30, 2011 of $6.6 million, which included non-cash depreciation and amortization of $17.8 million and non-cash stock-based compensation of $10.7 million

Investing Activities

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

In the six months ended June 30, 2012, we had net purchases of investments of $94.3 million and made payments for intangible assets and acquisitions, net of cash acquired, of $47.9 million. In the six months ended June 30, 2011, we acquired a company for $1.7 million, net of cash acquired.

Financing Activities

In the six months ended June 30, 2012, our financing activities consisted primarily of net proceeds from the issuance of common stock from employee option exercises and the excess tax benefit from the exercise of stock options. In the six months ended June 30, 2011, our financing activities consisted primarily of net proceeds from our IPO, net of offering costs, from the issuance of common stock from employee option exercises and preferred stock partially offset by the repurchase of unvested common stock.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2012.

Contractual Obligations

We lease our facilities in Mountain View, California under operating leases that we expect to expire in 2023. We lease other facilities around the world, the longest of which expires in 2023. We have several material long-term purchase obligations outstanding with third parties. We do not have any debt or material capital lease obligations. As of June 30, 2012, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$240,513	$22,766	$55,179	$52,207	$110,361
Purchase obligations	$82,897	$39,943	$39,278	$3,676	$—

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Contingent obligations arising from unrecognized tax benefits are not included in the contractual obligations because it is expected that the unrecognized benefits would result in an insignificant amount of cash payments.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange risks and inflation.

Interest Rate Fluctuation Risk

We had cash, cash equivalents and short-term investments totaling $617.1 million at June 30, 2012. This amount was invested primarily in money market funds, government securities and treasury securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At June 30, 2012, the weighted-average duration of our investment portfolio was less than one year.

Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of June 30, 2012 a hypothetical change in interest rates of 1% would have approximately a $3.8 million impact, and a change of 0.5% would have approximately a $1.9 million impact on the carrying value of our portfolio.

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

We enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure, in an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations. These derivative instruments are carried at fair value with changes in the fair value recorded to other income (expense), net in our condensed consolidated statements of operations. Our foreign currency forward contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with trade receivables and payables balances. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure.

As of June 30, 2012, the Company had 23 outstanding forward contracts with a total notional amount of $49.7 million. The net unrealized gain resulting from changes in fair value of these forward contracts as of June 30, 2012 was not material.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material effect on our business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief, and other regulatory matters could result in fines or penalties being assessed against us. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Periodically, we evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and our judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that we may be required to accrue for, there may be an exposure to loss in excess of the amount accrued, and such amounts could be material.

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

•	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage globally, as well as the deployment of new features and products;

•	increase revenue from the solutions we provide;

•	process, store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security;

•	successfully compete with other companies that are currently in, or may in the future enter, the online professional network space;

•	hire, integrate and retain world class talent;

•	halt the operations of websites that aggregate our data as well as data from other companies, or copycat websites that have misappropriated our data;

•	defend ourselves against litigation, regulatory or other claims; and

•	successfully expand our business, especially internationally.

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

If our security measures are compromised, or if our website is subject to attacks that degrade or deny the ability of members or customers to access our solutions, or if our member data is compromised, members and customers may curtail or stop use of our solutions.

Our solutions involve the storage and transmission of members’ and customers’ information, some of which may be private, and security breaches could expose us to a risk of loss of this information, which could result in potential liability and litigation. Like all websites, our website is vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information, such as credit card information. For example, in June 2012, we learned that approximately 6.5 million of our members’ encrypted passwords were stolen and published on an unauthorized website. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our website, or the loss or unauthorized disclosure of confidential information, our members or customers may be harmed or lose trust and confidence in us, and decrease the use of our website or stop using our website in its entirety, and we would suffer reputational and financial harm. Additionally, we are, and in the future could be, subject to regulatory investigations and litigation in connection with a security breach or related issue, and we could also be liable to third parties for these types of breaches. For example, we work with third party vendors to process credit card payments by our customers and are subject to payment card association operating rules. If our security measures fail to protect this information adequately or we fail to comply with the applicable operating rules, we could be liable to both our customers for their losses, as well as the vendors under our agreements with them, we could be subject to fines and higher transaction fees, we could face regulatory action, and our customers and vendors could end their relationships with us, any of which could harm our business and financial results.

Unauthorized parties may also attempt to fraudulently induce employees, members or customers to disclose sensitive information in order to gain access to our information or our members’ or customers’ information or access this information through other means. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new members and increase engagement by existing members, cause existing members to close their accounts or existing customers to cancel their contracts, subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our operating results.

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

If the number of our actual members does not meet our expectations, if the rate at which we add new members slows or declines or if we are unable to increase the breadth and frequency of our visiting members, then our business may not grow as fast as we expect. In addition, if our internal tools we use to track certain metrics undercount or overcount performance, the data we report may not be accurate. This may harm our operating and financial results and may cause our stock price to decline.

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

We are subject to a variety of laws in the United States and abroad, including laws regarding privacy, data security, data retention and consumer protection and the provision of online payment services, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy and data protection and other matters that may be applicable to our business. It is also likely that as our business grows and evolves and our solutions are used in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

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

Given our limited operating history and the rapidly evolving market of online professional networks, our historical operating results may not be useful to you in predicting our future operating results. We believe our rapid growth has masked the cyclicality and seasonality of our business. As our revenue growth rate slows, we expect that the cyclicality and seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate. In particular, we expect sales of hiring solutions to be weaker in the first quarter of the year due to budgetary cycles and sales of our marketing solutions to be weaker in the third quarter of the year as Internet usage during the summer months generally slows. In addition, global economic concerns continue to create uncertainty and unpredictability and add risk to our future outlook. Sovereign debt issues and economic uncertainty in the United States, Europe and around the world raise concerns in markets important to our business. An economic downturn in any particular region in which we do business or globally could result in reductions in sales of our hiring and marketing solutions, decreased renewals of existing arrangements and other adverse effects that could harm our operating results.

We expect our revenue growth rate to decline, and, as our costs increase, we may not be able to generate sufficient revenue to sustain our profitability over the long term.

From 2008 to 2011, our net revenue grew from $78.8 million to $522.2 million, which represents a compounded annual growth rate of approximately 88%. As our net revenue has increased to higher levels, our revenue growth rate has slowed, and we expect that it will continue to decline over time. We also expect that the growth rates of each of our three primary business lines will fluctuate and the business lines may not grow at the same rate. As with 2011, our philosophy in 2012 is to continue to invest for future growth. We expect to continue to expend substantial financial and other resources on:

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

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of June 30, 2012, approximately 52.9% of our employees had been with us for less than one year and approximately 80.8% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. In particular, we intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. We face significant competition for talent from other internet and high-growth companies, which include both publicly traded and privately-held companies. As we have transitioned from a private company to a public company, this competition has become even more acute in assessing appropriate compensation packages. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

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

We have offices around the world and our website is available in English, as well as Czech, Dutch, French, German, Indonesian, Italian, Japanese, Korean, Malay, Norwegian, Polish, Portuguese, Romanian, Russian, Spanish, Swedish and Turkish. We expect to continue to expand our international operations in the future by opening offices in new jurisdictions and expanding our offerings in new languages. However, we have limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to risks that we have either not faced before or increase risks that we currently face, including risks associated with:

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

We may not be able to halt the operations of online services that aggregate our data as well as data from other companies, including social networks, or copycat online services that have misappropriated our data in the past or may misappropriate our data in the future. These activities could harm our brand and our business.

From time to time, third parties have misappropriated our data through scraping, robots or other means and aggregated this data on their online services with other data. In addition, “copycat” online services have misappropriated data on our network and attempted to imitate our brand or the functionality of our services. These activities could degrade our brand and harm our business. When we have become aware of such online services, we have employed technological or legal measures in an attempt to halt these unauthorized activities. However, we may not be able to detect all such activities in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of online services operating from outside of the United States, our available legal remedies may not be adequate to protect our business against such activities. Regardless of whether we can successfully enforce our rights against these online services, any measures that we may take could require us to expend significant financial or other resources.

Failure to protect or enforce our intellectual property rights could harm our business and operating results.

We regard the protection of our trade secrets, copyrights, trademarks, trade dress, domain names and patents as critical to our success. In particular, we must maintain, protect and enhance the “LinkedIn” brand. We strive to protect our intellectual property rights by relying on federal, state and common law rights and other rights provided under foreign laws, as well as through contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and often enter into confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information, infringement of our intellectual property rights or deter independent development of similar or competing technologies by others.

We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States. Obtaining and maintaining effective intellectual property rights is expensive, including the costs of defending our rights. We are seeking to protect our trademarks, patents, and domain names in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions for every such right or which we may not pursue in every location. We may, over time, increase our investment in protecting innovations through investments in patents and similar rights that is expensive and time-consuming.

Litigation may be necessary to enforce our intellectual property rights, protect our respective trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. We may incur significant costs in enforcing our trademarks against those who attempt to imitate our “LinkedIn” brand and other valuable trademarks and service marks.

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

We are party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We are currently facing, and expect to face in the future, allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we are facing or may face, may be protracted and expensive, and the results are difficult to predict. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties or fines, or require us to modify our products and features while we develop non-infringing substitutes or require us to stop offering certain features. Managing legal proceedings and litigation, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

In addition, we use open source software in our solutions and plan to use open source software in the future. From time to time, we may face claims from others claiming ownership of open source software, or breach of open source license terms, including a demand for release of material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license, require us to establish specific open source compliance procedures, or require us to devote additional research and development resources to change our solutions, any of which would have a negative effect on our business and operating results.

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

The number of people who access the Internet through devices other than personal computers, including mobile telephones, personal digital assistants, smart phones and handheld tablets or computers, has increased dramatically in the past few years and is projected to continue to increase. If the mobile solutions we have developed do not meet the needs of our users, our business could suffer. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such devices.

Growth in access to LinkedIn through mobile devices as a substitute for access on personal computers may negatively affect our revenue and financial results.

Because access to the Internet through mobile devices is growing, our members are increasingly accessing LinkedIn on mobile devices. While our members who use LinkedIn on mobile devices also access LinkedIn through personal computers, as we have developed our mobile solutions, we have seen substantial growth in mobile usage, and we anticipate that the rate of growth in mobile usage will continue to grow and may exceed the growth in usage through personal computers. Advertising is a source of revenue for us, and it is not clear that we will be able find ways for our marketing solutions product to be effectively used on mobile devices. Accordingly, if our members increasingly use mobile devices as a substitute for access to LinkedIn as opposed to personal computers, and if we are unable to successfully implement monetization strategies for our solutions on mobile devices, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected.

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

The intended tax benefits of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business, and changes to our effective tax rate could adversely impact our results.

Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to reduce our worldwide effective tax rate. The application of the tax laws of various jurisdictions, including the United States and the other jurisdictions in which we operate, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. In particular, our international headquarters outside of the United States is located in Dublin, Ireland, but tax authorities in other jurisdictions where we operate, and specifically other countries in Europe, may make a determination that the manner in which we operate results in our business not achieving the intended tax consequences, which could increase our worldwide effective tax rate and harm our financial position and results of operations. Our effective tax rate could be adversely affected by several other factors, many of which are outside of our control, such as: increases in expenses that are not deductible for tax purposes, the tax effects of restructuring charges or purchase accounting for acquisitions, changes related to our ability to ultimately realize future benefits attributed to our deferred tax assets, including those related to other-than-temporary impairment, and a change in our decision to indefinitely reinvest foreign earnings. Further, we are subject to review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition.

The enactment of legislation implementing changes in the U.S. taxation of international business activities, the adoption of other tax reform policies or changes in tax legislation or policies in jurisdictions outside the United States could materially impact our financial position and results of operations.

The current administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed new legislation. Changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Additionally, changes in tax laws or regulations in jurisdictions outside the United States, including countries in Europe, could materially impact our business. Due to the large and expanding scale of our international business activities, any changes in the U.S. or international taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

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

Since the beginning of 2010, we have acquired several private companies. While these acquisitions were primarily to acquire talent and technology, we may engage in larger acquisitions in the future and these transactions could be material to our financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 77% of the voting power of our outstanding capital stock as of June 30, 2012. Our co-founder and Chair, Reid Hoffman, controlled approximately 18% of our outstanding shares of Class A and Class B common stock, representing approximately 54% of the voting power of our outstanding capital stock as of June 30, 2012. Therefore, Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters for the foreseeable future.

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

Our stock price has been volatile in the past and may be subject to volatility in the future.

The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have at times experienced extreme price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, institutional shareholder representative groups, shareholder activists and others may disagree with our corporate governance provisions or other practices, including our dual class structure and the other anti-takeover provisions, such as those listed above. We generally will consider recommendations of institutional shareholder representative groups, but we will make decisions based on what our board and management believe to be in the best long term interests of our company and stockholders. Our dual class structure concentrates the voting power of our stock in a small group of stockholders who would have the ability to control the outcome of a stockholder vote. Additionally, these groups could make recommendations to our stockholders against our practices or our board members if they disagree with our positions. Finally, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Unregistered Sale of Equity Securities

In connection with an acquisition agreement entered into on June 10, 2012, we agreed to issue up to an aggregate of 301,358 shares of our Class A common stock to the stockholders of the company we acquired as a portion of the consideration for all of the outstanding equity of the acquired company. The final number of shares of our Class A common stock to be issued in connection with the acquisition is subject to adjustment based on (i) purchase price adjustment provisions, (ii) continuing service obligations to us of certain stockholders of the acquired company, and (iii) indemnification obligations of the acquired company stockholders after the closing of the acquisition.

The issuance of shares of the Company’s Class A common in connection with the acquisition is in reliance on the private offering exemption of Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the stockholders of the acquired company with respect to their status as accredited investors , (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the book entry entitlements reflecting the securities coupled with investment representations obtained from the stockholders of the acquired company being issued Class A common stock of LinkedIn.

b) Use of Proceeds from Public Offering of Common Stock

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

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2012	80,710	$2.15	—	—
May 1 – May 31, 2012	521	6.20	—	—
June 1 – June 30, 2012	—	—	—	—

Total	81,231	$2.17	—

(1)	Under the 2003 Plan, participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

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

LINKEDIN CORPORATION

Dated: August 3, 2012	By:	/s/ Jeffrey Weiner
Jeffrey Weiner
Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 3, 2012	By:	/s/ Steven Sordello
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