Form 10-Q
period 2012-09-30
LINKEDIN CORP
filed 2012-11-01
CIK 1271024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 26, 2012, there were 87,176,511 shares of the Registrant’s Class A common stock outstanding and 20,272,070 shares of the Registrant’s Class B common stock outstanding.

LINKEDIN CORPORATION

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$270,853	$339,048
Short-term investments	405,792	238,456
Accounts receivable (net of allowance for doubtful accounts of $3,478 and $5,460 at September 30, 2012 and December 31, 2011, respectively)	156,404	111,372
Deferred commissions	15,583	13,594
Prepaid expenses	17,547	10,799
Other current assets	18,924	12,658

Total current assets	885,103	725,927
Property and equipment, net	163,825	114,850
Goodwill	115,501	12,249
Intangible assets, net	35,723	8,095
Other assets	28,480	12,576

TOTAL ASSETS	$1,228,632	$873,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,904	$28,217
Accrued liabilities	80,825	58,644
Deferred revenue	209,047	139,798

Total current liabilities	338,776	226,659
DEFERRED TAX LIABILITIES	42,420	18,551
OTHER LONG TERM LIABILITIES	18,374	3,508

Total liabilities	399,570	248,718

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY (Note 11):
Class A and Class B common stock	11	10
Additional paid-in capital	811,412	617,629
Accumulated other comprehensive income	297	100
Accumulated earnings	17,342	7,240

Total stockholders’ equity	829,062	624,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,228,632	$873,697

See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	$252,028	$139,476	$668,691	$354,448
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	33,778	22,096	89,278	57,282
Sales and marketing	83,168	46,074	224,792	111,454
Product development	72,730	35,022	179,903	90,171
General and administrative	33,194	20,121	89,022	50,408
Depreciation and amortization	23,122	11,555	55,552	29,316

Total costs and expenses	245,992	134,868	638,547	338,631

Income from operations	6,036	4,608	30,144	15,817
Other income (expense), net	672	(1,788)	228	(1,328)

Income before income taxes	6,708	2,820	30,372	14,489
Provision for income taxes	4,406	4,418	20,270	9,496

Net income (loss)	$2,302	$(1,598)	$10,102	$4,993

Net income (loss) per share of common stock:
Basic	$0.02	$(0.02)	$0.10	$0.07

Diluted	$0.02	$(0.02)	$0.09	$0.05

Weighted-average shares used to compute net income (loss) per share:
Basic	106,304	96,276	104,241	69,992

Diluted	113,618	96,276	112,420	102,613

See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$2,302	$(1,598)	$10,102	$4,993
Other comprehensive income:
Change in unrealized gains on investments, net of tax	168	6	278	16
Less: reclassification adjustment for net gains included in net income (loss), net of tax	—	—	(81)	—

Total other comprehensive income	168	6	197	16

Comprehensive income (loss)	$2,470	$(1,592)	$10,299	$5,009

See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$10,102	$4,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,552	29,316
Provision (benefit) for doubtful accounts and sales returns	(145)	1,811
Stock-based compensation	58,747	19,156
Excess income tax benefit from the exercise of stock options	(13,255)	(289)
Changes in operating assets and liabilities:
Accounts receivable	(43,284)	(17,529)
Deferred commissions	(1,923)	251
Prepaid expenses and other assets	(12,487)	(6,312)
Accounts payable and other liabilities	57,290	20,891
Income taxes, net	17,970	7,776
Deferred revenue	69,249	49,142

Net cash provided by operating activities	197,816	109,206

INVESTING ACTIVITIES:
Purchases of property and equipment	(93,305)	(68,284)
Purchases of investments	(263,062)	(29,286)
Sales of investments	25,804	8,255
Maturities of investments	66,973	—
Payments for intangible assets and acquisitions, net of cash acquired	(56,955)	(1,860)
Changes in deposits and restricted cash	(3,120)	(2,399)

Net cash used in investing activities	(323,665)	(93,574)

FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	—	248,803
Proceeds from issuance of common stock from employee stock options	36,096	4,829
Proceeds from the issuance of common stock from the employee stock purchase plan	7,718	—
Proceeds from early exercise of employee stock options	48	4,995
Excess income tax benefit from the exercise of stock options	13,255	289
Repurchase of common stock	(196)	(22)

Net cash provided by financing activities	56,921	258,894

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	733	(671)

CHANGE IN CASH AND CASH EQUIVALENTS	(68,195)	273,855
CASH AND CASH EQUIVALENTS—Beginning of period	339,048	92,951

CASH AND CASH EQUIVALENTS—End of period	$270,853	$366,806

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$—	$103,827

Purchases of property and equipment recorded in accounts payable and accrued liabilities	$13,481	$9,056

Vesting of early exercised stock options	$3,035	$2,612

Issuance of Class A common stock for business combinations	$72,461	$—

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

Recently Adopted Accounting Guidance

Comprehensive Income

In June 2011, the FASB issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. The Company adopted this authoritative guidance in its interim period ended March 31, 2012.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2012 and December 31, 2011, are summarized as follows (in thousands):

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$158,695	$—	$—	$158,695	$277,463	$—	$—	$277,463
Short-term investments:
U.S. treasury securities	20,699	—	—	20,699	17,325	—	—	17,325
Agency securities	—	363,303	—	363,303	—	221,131	—	221,131
Corporate debt securities	—	21,790	—	21,790	—	—	—	—
Other current assets:
Foreign currency forward contracts	—	71	—	71	—	190	—	190

Total assets	$179,394	$385,164	$—	$564,558	$294,788	$221,321	$—	$516,109

Accrued liabilities:								—
Foreign currency forward contracts	$—	$1,372	$—	$1,372	$—	$183	$—	$183

Total liabilities	$—	$1,372	$—	$1,372	$—	$183	$—	$183

As of September 30, 2012, the Company had outstanding foreign currency forward contracts with a total notional amount of $64.7 million.

3.	Acquisitions

Slideshare

On May 17, 2012, LinkedIn completed its acquisition of Slideshare, Inc. (“Slideshare”), a San Francisco, California-based privately held provider of a professional and educational content platform that allows users to upload documents to share ideas, conduct research, connect with others, and generate leads for their businesses. LinkedIn’s purchase price of $74.1 million for all the outstanding shares of capital stock of Slideshare consisted of approximately $32.2 million paid in cash consideration and 375,956 shares of LinkedIn Class A common stock. LinkedIn also issued 82,108 stock options and 14,146 restricted stock units (“RSUs”) related to assumed Slideshare equity awards. The fair value of the earned portion of assumed stock options and RSUs of $2.4 million is included in the purchase price, with the remaining fair value of $6.9 million resulting in post-acquisition compensation expense that will generally be recognized ratably over two years from the date of acquisition.

The acquisition has been accounted for under the acquisition method and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Slideshare’s results of operations have been included in the condensed consolidated financial statements from the date of acquisition. To retain the services of certain former Slideshare employees, LinkedIn offered non-vested Class A common stock and cash bonuses that will be earned in equal semi-annual installments over two years from the date of acquisition. As these equity awards and payments are subject to post-acquisition employment, the Company is accounting for them as post-acquisition compensation expense. In connection with these post-acquisition arrangements, the Company issued 198,915 shares of non-vested Class A common stock with a total fair value of $20.9 million and could pay retention bonuses up to $17.0 million.

Other acquisitions

During the nine months ended September 30, 2012, the Company completed five other acquisitions for total cash consideration of approximately $28.7 million, subject to the finalization of a working capital adjustment and deferred taxes, and 297,515 shares of LinkedIn Class A common stock. As of September 30, 2012, $0.2 million remains to be paid in cash subject to the satisfaction of certain general representations and warranties. In addition, the Company could receive a net $0.9 million related to the finalization of working capital adjustments. The total purchase price of these acquisitions, of which two were accounted for as the purchase of an asset and the others as purchases of businesses under the acquisition method, has been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date.

The following table presents the purchase price allocations initially recorded in the Company’s condensed consolidated balance sheets on the respective acquisition dates (in thousands):

	Slideshare	Other Acquisitions	Total
Net tangible assets	$3,234	$916	$4,150
Goodwill (1)	62,549	40,703	103,252
Intangible assets (2)	12,800	21,642	34,442
Deferred tax liability	(4,498)	(5,069)	(9,567)

Total purchase price consideration (3)	$74,085	$58,192	$132,277

(1)	The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in these transactions is primarily attributable to expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces. None of the goodwill is expected to be deductible for tax purposes.
(2)	Identifiable definite-lived intangible assets were comprised of developed technology of $24.3 million, trade name of $4.3 million, patents of $3.4 million, customer relationships of $1.2 million, registered userbase of $0.8 million and non-compete agreements of $0.4 million. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of the companies was 4.5 years, which will be amortized on a straight-line basis over their estimated useful lives.
(3)	Subject to adjustment based on (i) purchase price adjustment provisions, and (ii) indemnification obligations of the acquired company stockholders.

The Company’s condensed consolidated financial statements include the operating results of all acquired businesses from the date of each acquisition. Pro forma results of operations for all of these acquisitions have not been presented as the financial impact to the Company’s consolidated financial statements, both individually and in aggregate, are not material.

4.	Cash and Investments

The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
September 30, 2012:
Cash	$112,158	$—	$—	$112,158
Cash equivalents:
Money market funds	158,695	—	—	158,695
Short-term investments:
U.S. treasury securities	20,692	7	—	20,699
Agency securities	362,851	456	(4)	363,303
Corporate debt securities	21,796	1	(7)	21,790

Total cash, cash equivalents, and short-term investments	$676,192	$464	$(11)	$676,645

December 31, 2011:
Cash	$61,585	$—	$—	$61,585
Cash equivalents:
Money market funds	277,463	—	—	277,463
Short-term investments:
U.S. treasury securities	17,314	11	—	17,325
Agency securities	221,039	100	(8)	221,131

Total cash, cash equivalents, and short-term investments	$577,401	$111	$(8)	$577,504

The following table presents available-for-sale investments by contractual maturity date (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$164,441	$164,553
Due after one year through two years	240,898	241,239

Total	$405,339	$405,792

5.	Property and Equipment

The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	September 30, 2012	December 31, 2011
Computer equipment	$173,493	$125,955
Software	24,198	21,614
Capitalized website and internal-use software	36,599	24,531
Furniture and fixtures	15,679	8,028
Leasehold improvements	35,911	12,124

Total	285,880	192,252
Less accumulated depreciation	(122,055)	(77,402)

Property and equipment, net	$163,825	$114,850

6.	Goodwill and Other Intangible Assets

Goodwill

Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2011	$12,249
2012 acquisitions	103,252

Goodwill—September 30, 2012	$115,501

Other Intangible Assets

The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life
September 30, 2012:
Developed technology	$30,952	$(5,550)	$25,402	3.4 years
Trade name	4,300	(478)	3,822	2.7 years
Patents	4,025	(689)	3,336	13.8 years
Non-compete agreements	2,661	(1,446)	1,215	1.3 years
Customer relationships	1,200	(80)	1,120	4.7 years
Other intangible assets	4,176	(3,348)	828	2.7 years

Total	$47,314	$(11,591)	$35,723	4.3 years

December 31, 2011:
Developed technology	$6,638	$(1,692)	$4,946	4.3 years
Non-compete agreements	2,230	(564)	1,666	1.7 years
Other intangible assets	3,887	(2,664)	1,223	0.8 years
IPR&D	260	—	260	Indefinite

Total	$13,015	$(4,920)	$8,095	3.2 years

Amortization expense was $3.8 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively, and $6.9 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively. Estimated future amortization expense as of September 30, 2012, is as follows (in thousands):

2012 (remaining three months)	$2,943
2013	10,685
2014	9,714
2015	6,807
2016	2,678
Thereafter	2,780

Total	$35,607

7.	Accrued Liabilities

The following table presents the detail of accrued liabilities for the periods presented (in thousands):

	September 30, 2012	December 31, 2011
Accrued vacation and employee-related expenses	$34,562	$15,709
Exercise of unvested stock options	1,623	4,806
Accrued incentives	29,050	24,600
Accrued sales tax and value-added taxes	6,573	5,839
Other accrued expenses	9,017	7,690

Total	$80,825	$58,644

8.	Other Income (Expense), Net

The following table presents the detail of other income (expense), net, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income, net	$245	$15	$680	$43
Foreign currency exchange gains (losses), net (1)	425	(1,800)	(507)	(1,279)
Other non-operating income (expense), net	2	(3)	55	(92)

Total other income (expense), net	$672	$(1,788)	$228	$(1,328)

(1)	Includes net realized and unrealized losses from foreign currency forward contracts of $1.7 million and $1.5 million for the three and nine months ended September 30, 2012, respectively. There were no gains (losses) related to foreign currency forward contracts for the three and nine months ended September 30, 2011.

9.	Net Income (Loss) Per Share

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of distributed earnings	$1,793	$509	$(151)	$(1,447)	$6,429	$3,673	$323	$4,670
Denominator:
Weighted-average common shares outstanding	82,797	23,507	9,103	87,173	66,342	37,899	4,522	65,470
Basic net income (loss) per share	$0.02	$0.02	$(0.02)	$(0.02)	$0.10	$0.10	$0.07	$0.07

Diluted net income (loss) per share:
Numerator:
Allocation of distributed earnings for basic computation	$1,793	$509	$(151)	$(1,447)	$6,429	$3,673	$323	$4,670
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	509	—	(1,447)	—	3,673	—	4,670	—
Reallocation of undistributed earnings to Class B shares	—	102	—	—	—	32	—	101

Allocation of undistributed earnings	$2,302	$611	$(1,598)	$(1,447)	$10,102	$3,705	$4,993	$4,771

Denominator:
Number of shares used in basic calculation	82,797	23,507	9,103	87,173	66,342	37,899	4,522	65,470
Weighted-average effect of dilutive securities
Add:
Conversion of preferred stock in connection with initial public offering	—	—	—	—	—	—	—	22,907
Conversion of Class B to Class A common shares outstanding	23,507	—	87,173	—	37,899	—	88,377	—
Employee stock options	6,808	6,654	—	—	7,844	3,327	9,676	9,676
RSUs and other dilutive securities	506	—	—	—	335	—	38	—

Number of shares used in diluted calculation	113,618	30,161	96,276	87,173	112,420	41,226	102,613	98,053
Diluted net income (loss) per share	$0.02	$0.02	$(0.02)	$(0.02)	$0.09	$0.09	$0.05	$0.05

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee stock options	14	17,319	31	545
RSUs	10	182	45	56
Employee stock purchase plan	—	75	—	—

Total	24	17,576	76	601

10.	Commitments and Contingencies

Aggregate Future Lease Commitments

The Company leases its office facilities under operating lease agreements, the longest of which is expected to expire in 2026. The Company’s future minimum payments under non-cancelable operating leases for office facilities having initial terms in excess of one year as of September 30, 2012, are as follows (in thousands):

Year Ending December 31,	Operating Leases
2012 (remaining three months)	$5,189
2013	29,334
2014	28,371
2015	42,072
2016	49,678
Thereafter	385,840

Total minimum lease payments	$540,484

Legal Proceedings

The Company is subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material adverse effect on the business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief, and the Company has recently experienced an increase in patent litigation involving non-practicing entities, which are particularly expensive to defend. Additionally, as certain litigation matters mature, costs related to those matters increase. Other regulatory matters could result in fines and penalties being assessed against the Company, and it may become subject to mandatory periodic audits, which would likely increase its regulatory compliance costs, and may require the Company to change its business practices, which could negatively impact its revenue growth.

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

Common Stock

As of September 30, 2012, there were 86,685,137 shares and 20,448,211 shares of Class A common stock and Class B common stock, respectively, outstanding. As of December 31, 2011, there were 40,637,575 shares and 60,842,819 shares of Class A common stock and Class B common stock, respectively, outstanding.

Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2012, is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted-Average Exercise Price
Outstanding—December 31, 2011	14,784,701	$9.35
Assumed options from acquisition	82,108	9.46
Granted	7,690	98.57
Exercised	(4,615,791)	7.83
Canceled or expired	(644,351)	12.84

Outstanding—September 30, 2012	9,614,357	$9.92	7.29	$1,062,205

Options vested and expected to vest as of September 30, 2012	9,377,853	$9.68	7.27	$1,038,288

Options vested and exercisable as of September 30, 2012	4,338,320	$5.18	6.66	$499,860

Aggregate intrinsic value represents the difference between the closing stock price of the Company’s Class A common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange (“NYSE”) as of September 30, 2012 was $120.40. The total intrinsic value of options exercised was approximately $151.6 million and $1.8 million for the three months ended September 30, 2012 and 2011, respectively, and $423.7 million and $28.3 million for the nine months ended September 30, 2012 and 2011, respectively. The weighted-average grant date fair value of options granted was $53.40 and $47.17 for the three months ended September 30, 2012 and 2011, respectively, and $61.61 and $13.13 for the nine months ended September 30, 2012 and 2011, respectively.

RSU Activity

A summary of RSU activity for the nine months ended September 30, 2012, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested—December 31, 2011	1,139,910	$76.04
Granted	1,898,912	100.06
Assumed RSUs from acquisition	14,146	104.95
Vested and issued	(115,636)	91.41
Canceled	(115,944)	85.03

Unvested—September 30, 2012	2,821,388	$91.35

Stock-Based Compensation

The following table presents the effects of stock-based compensation related to stock-based awards to employees and nonemployees on the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$2,182	$469	$4,219	$964
Sales and marketing	5,198	2,577	12,393	5,780
Product development	14,609	3,711	31,070	8,202
General and administrative	4,809	1,741	11,065	4,210

Total stock-based compensation	26,798	8,498	58,747	19,156
Tax benefit from stock-based compensation	(6,483)	(1,543)	(13,086)	(3,339)

Total stock-based compensation, net of tax effect	$20,315	$6,955	$45,661	$15,817

The vesting terms for certain employee options were modified or accelerated which resulted in $3.0 million of additional stock-based compensation expense in the nine months ended September 30, 2012. There were no employee options modified or accelerated in the three months ended September 30, 2012. The vesting terms for certain employee options were modified or accelerated which resulted in $0.7 million and $1.4 million of additional stock-based compensation expense in the three and nine months ended September 30, 2011, respectively.

12.	Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded income tax expense of $4.4 million for both the three months ended September 30, 2012 and 2011, and $20.3 million and $9.5 million for the nine months ended September 30, 2012 and 2011, respectively. The tax provision increased in the nine months ended September 30, 2012 compared to the same periods last year, primarily due to increases in income before taxes, non-deductible stock-based compensation expense, non-deductible acquisition-related expenses, development costs funded from international subsidiaries, and the discontinuation of the Federal Research and Experimentation credit. The Company has computed the provision for income taxes based on the actual year-to-date effective tax rate by applying the discrete method.

13.	Information About Revenue and Geographic Areas

Revenue by geography is based on the shipping address of the customer. The following tables present the Company’s revenue by product line and geographic region for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue by product:
Talent Solutions	$138,433	$70,995	$362,585	$175,948
Marketing Solutions	64,036	40,072	175,091	106,325
Premium Subscriptions	49,559	28,409	131,015	72,175

Total	$252,028	$139,476	$668,691	$354,448

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue by geographic region:
United States	$162,377	$94,005	$430,479	$241,864
Other Americas (1)	17,134	7,911	44,190	18,656

Total Americas	179,511	101,916	474,669	260,520
EMEA(2)	54,530	28,911	147,432	74,501
APAC (3)	17,987	8,649	46,590	19,427

Total	$252,028	$139,476	$668,691	$354,448

(1)	Canada, Latin America and South America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Asia-Pacific (“APAC”)

During the first quarter of 2012, the Company expanded its disclosure of international revenue to provide further details of revenue by geographic region. The prior periods have been recast to conform to the current presentation. During the third quarter of 2012, the Company renamed its Hiring Solutions product line to Talent Solutions to better reflect the value the Company brings to its customers.

No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.

14.	Employee Benefit Plan

The Company has established a 401(k) tax-deferred savings plan covering all employees who satisfy certain eligibility requirements. The 401(k) plan allows each participant to defer up to 75% of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. Effective January 1, 2011, the Company has elected to match any contributions made by the employees, including executives, up to 1.5% of an employee’s total annual compensation up to the annual limits established by the Internal Revenue Service. Matching contributions in the nine months ended September 30, 2012 and 2011 were $5.0 million and $2.0 million, respectively.

15.	Subsequent Events

In October 2012, the Compensation Committee of the Company’s Board of Directors approved 495,979 RSUs for grant of Class A common stock under the 2011 Plan to newly hired or promoted employees. The RSUs generally vest over a four-year period with 25% vesting at the end of one year and the remaining to vest quarterly thereafter.

In the fourth quarter of 2012, the Company leased additional facilities in New York, New York, San Francisco, California and London, United Kingdom, and aggregate future minimum lease payments were approximately $42.2 million. The Company also leased additional facilities in various locations and the future minimum lease payments were not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to statements regarding our future growth, including the drivers of such growth; our expected investments in our business, including capital expenditures and expansion of our workforce; our expenses in future periods, including stock-based compensation expense, sales and marketing expense, product development expenses and general and administrative expense; our future financial performance including revenues and costs of revenues; and the sufficiency of our capital resources for the next 12 months. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” below, which are incorporated herein by reference.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 2, 2012.

Overview

We are the world’s largest professional network on the Internet and currently have more than 187 million members in over 200 countries and territories. Through our proprietary platform, members are able to create, manage and share their professional identity online, build and engage with their professional network, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. We believe we are the most extensive, accurate and accessible network focused on professionals.

In the three and nine months ended September 30, 2012, we achieved significant growth as compared to the same periods in 2011 as our network of registered members and member engagement continues to increase and we continue to benefit from our expanded product offerings and international expansion. Our net revenue was $252.0 million and $668.7 million for the three and nine months ended September 30, 2012, respectively, which represented an increase of 81% and 89%, respectively, as compared to the same periods in 2011. Our future growth will depend, in part, on our ability to continue to increase our member base and member engagement on both desktop and mobile, which we believe will result in increased sales of our Talent Solutions, Marketing Solutions and Premium Subscriptions to new and existing customers.

Our philosophy is to continue to invest for long-term growth and we expect to continue to invest heavily in our product development efforts to enable our members and customers to derive more value from our platform. In addition, we expect to continue to aggressively expand our field sales organization to market our solutions both in the United States and internationally. We also expect to continue to make significant capital expenditures to upgrade our technology and network infrastructure to improve the ability of our website to handle expected increases in usage and to enable the release of new features and solutions. To support these efforts, we expect to increase our workforce which will result in an increase of headcount related expenses, including stock-based compensation. As of September 30, 2012, we had 3,177 employees, which represented an increase of 77% compared to the same period last year.

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

The following table presents the number of registered members as of the periods presented:

	September 30,
	2012	2011	% Change
	(in thousands)
Number of registered members(1)	187,419	131,186	43%

(1)	The number of registered members is higher than the number of actual members due to various factors. For more information, see “Risk Factors—The number of our registered members is higher than the number of actual members and a substantial majority of our page views are generated by a minority of our members.”

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

The following table presents the average monthly number of unique visitors during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in millions)			(in millions)
Unique visitors (1)	134	88	52%	117	81	44%

(1)	Includes the impact of Slideshare, which was acquired on May 17, 2012, from the date of the acquisition as if the acquisition occurred on June 1, 2012. Excluding the impact of Slideshare, the average monthly number of unique visitors for the three and nine months ended September 30, 2012 was 110 million and 106 million, respectively.

•

Page Views. We define page views as the number of pages on our web properties that users view during the measurement period based on data provided by comScore. Similar to unique visitors, we believe page views is a key indicator for gaining insight into whether we are increasing member engagement and whether our members are deriving value from our solutions.

The following table presents the number of page views during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in millions)			(in millions)
Page Views (1)	9,183	7,607	21%	28,030	21,785	29%

(1)	Includes the impact of Slideshare, which was acquired on May 17, 2012, from the date of the acquisition as if the acquisition occurred on June 1, 2012. Excluding the impact of Slideshare, the number of page views for the three and nine months ended September 30, 2012 was 8.9 billion and 27.7 billion, respectively.

•

Number of LinkedIn Corporate Solutions Customers. We define the number of LinkedIn Corporate Solutions customers as the number of enterprises and professional organizations that we have under active contracts for this product as of the date of measurement. Our LinkedIn Corporate Solutions include LinkedIn Recruiter, Job Slots, LinkedIn Recruitment Media and LinkedIn Career Pages.

The following table presents the number of LinkedIn Corporate Solutions customers as of the periods presented:

	September 30,
	2012	2011	% Change
LinkedIn Corporate Solutions customers	13,784	7,366	87%

•

Sales Channel Mix. Depending on the specific product, we sell our Talent and Marketing Solutions offline through our field sales organization or online on our website. The vast majority of our Premium Subscriptions are sold online on our website. Our field sales organization uses a direct sales force to solicit customers, agencies and resellers. This offline channel is characterized by a longer sales cycle where price can be negotiated, higher relative average selling prices, longer contract terms, higher selling expenses and a longer cash collection cycle compared to our online channel.

Our online sales channel allows members to purchase solutions directly on our website. Members can purchase Premium Subscriptions as well as certain lower priced products in our Talent and Marketing Solutions, such as job postings and self-service advertising. This channel is characterized by lower average selling prices and higher cancellations compared to our offline channel, lower selling costs due to our automated payments platform and a highly liquid collection cycle.

The following table presents our net revenue by field sales and online sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	($ in thousands)
Field sales	$143,176	57%	$74,465	53%	$374,095	56%	$191,792	54%
Online sales	108,852	43%	65,011	47%	294,596	44%	162,656	46%

	$252,028	100%	$139,476	100%	$668,691	100%	$354,448	100%

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$2,302	$(1,598)	$10,102	$4,993
Provision for income taxes	4,406	4,418	20,270	9,496
Other (income) expense, net	(672)	1,788	(228)	1,328
Depreciation and amortization	23,122	11,555	55,552	29,316
Stock-based compensation	26,798	8,498	58,747	19,156

Adjusted EBITDA	$55,956	$24,661	$144,443	$64,289

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

Recently Issued Accounting Pronouncements

Comprehensive Income

In June 2011, the FASB issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. We adopted this authoritative guidance in our interim period ended March 31, 2012.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of net revenue for those periods (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(As a percentage of revenue)
Consolidated Statements of Operations Data:
Net revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13	16	13	16
Sales and marketing	33	33	34	31
Product development	29	25	27	25
General and administrative	13	14	13	14
Depreciation and amortization	9	8	8	8

Total costs and expenses	98	97	95	96

Income from operations	2	3	5	4
Other income (expense), net	—	(1)	—	—

Income before income taxes	3	2	5	4
Provision for income taxes	2	3	3	3

Net income (loss)	1%	(1)%	2%	1%

Net Revenue

We generate revenue from Talent Solutions, Marketing Solutions and Premium Subscriptions.

Talent Solutions. During the third quarter of 2012, we renamed our Hiring Solutions product line to Talent Solutions to better reflect the value we bring to our customers. Revenue from our Talent Solutions is derived primarily from the sale of our LinkedIn Corporate Solutions and LinkedIn Jobs products. We recognize the net revenue from sales of LinkedIn Corporate Solutions ratably over the subscription period, which is typically 12 months and billed annually, quarterly or monthly. We also sell LinkedIn Jobs on our website to enterprises and professional organizations of all sizes. These jobs are generally posted for 30 days, and revenue from individual job postings is recognized over the same period.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Revenue by product:
Talent Solutions	$138,433	$70,995	95%	$362,585	$175,948	106%
Marketing Solutions	64,036	40,072	60%	175,091	106,325	65%
Premium Subscriptions	49,559	28,409	74%	131,015	72,175	82%

Total	$252,028	$139,476	81%	$668,691	$354,448	89%

Percentage of revenue by product:
Talent Solutions	55%	51%		54%	50%
Marketing Solutions	25%	29%		26%	30%
Premium Subscriptions	20%	20%		20%	20%

Total	100%	100%		100%	100%

Total net revenue increased $112.6 million in the three months ended September 30, 2012 compared to the same period last year. Net revenue from our Talent Solutions increased $67.4 million as a result of further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 87% increase in the number of LinkedIn Corporate Solutions customers as of September 30, 2012 compared to September 30, 2011. Net revenue from our Marketing Solutions increased $24.0 million due to the productivity of our expanded field sales organization and growth in our self-service advertising solutions, both of which were positively impacted by increases in the number of our registered members and page views on our website. Net revenue from our Premium Subscriptions increased $21.2 million compared to the same period last year, which was a result of an increase in the number of premium subscribers.

Total net revenue increased $314.2 million in the nine months ended September 30, 2012 compared to the same period last year. Net revenue from our Talent Solutions increased $186.6 million as a result of further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 87% increase in the number of LinkedIn Corporate Solutions customers as of September 30, 2012 compared to September 30, 2011. Net revenue from our Marketing Solutions increased $68.8 million due to the productivity of our expanded field sales organization and growth in our self-service advertising solutions, both of which were positively impacted by increases in the number of our registered members and page views on our website. Net revenue from our Premium Subscriptions increased $58.8 million compared to the same period last year, which was a result of an increase in the number of premium subscribers.

The following table presents our net revenue by geographic region:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Revenue by geographic region:
United States	$162,377	$94,005	73%	$430,479	$241,864	78%
Other Americas (1)	17,134	7,911	117%	44,190	18,656	137%

Total Americas	179,511	101,916	76%	474,669	260,520	82%
EMEA (2)	54,530	28,911	89%	147,432	74,501	98%
APAC (3)	17,987	8,649	108%	46,590	19,427	140%

Total	$252,028	$139,476	81%	$668,691	$354,448	89%

(1)	Canada, Latin America and South America
(2)	Europe, the Middle East and Africa (“EMEA”)
(3)	Asia-Pacific (“APAC”)

International revenue increased $44.2 million and $125.6 million in the three and nine months ended September 30, 2012, respectively, compared to the same periods last year. In addition, international revenue represented 36% of total revenue in the three and nine months ended September 30, 2012, compared to 33% and 32% of total revenue in the same periods last year. The increases in international revenue are primarily due to the expansion of our international field sales organization and our site localization efforts. As of September 30, 2012, we operated our site and mobile applications in numerous languages, and continued our expansion outside of the United States in offices across North America, as well as throughout Europe, Asia, Australia and the Middle East. We expect international revenue to increase on an absolute basis and as a percentage of revenue in 2012 as we continue to focus on making our platform available in more languages and further developing our brand across various international geographies.

Cost of Revenue

Our cost of revenue primarily consists of web hosting costs related to operating our website as well as salaries, benefits and stock-based compensation for our production operations, customer support, infrastructure and advertising operations teams. Credit card processing fees, direct costs related to our research products, certain uncollected valued added taxes, or VAT, and sales taxes, allocated facilities costs, costs related to solutions offered to our customers in our production environment, and other supporting overhead costs are also included in cost of revenue. Beginning in the fourth quarter of 2011, we began to pass through VAT and sales tax to our customers on all of our products that are subject to taxation. We currently expect cost of revenue to increase on an absolute basis in the near term.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$33,778	$22,096	53%	$89,278	$57,282	56%
Percentage of net revenue	13%	16%		13%	16%
Headcount (at period end):	447	255	75%	447	255	75%

In the three months ended September 30, 2012, cost of revenue increased $11.7 million compared to the same period last year. The increase was primarily attributable to increases in headcount related expenses of $7.3 million and web hosting service expenses of $6.2 million, direct costs of $1.0 million and facility and related costs of $0.4 million. These increases were partially offset by a decrease in allocations of $2.3 million and taxes of $1.1 million as we continue to pass through VAT and sales tax to our customers.

In the nine months ended September 30, 2012, cost of revenue increased $32.0 million compared to the same period last year. The increase was primarily attributable to increases in headcount related expenses of $18.5 million, web hosting service expenses of $12.6 million, direct costs of $3.2 million and facility and related costs of $2.4 million. These increases were partially offset by a decrease in taxes of $4.9 million as we continue to pass through VAT and sales tax to our customers.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Sales and marketing	$83,168	$46,074	81%	$224,792	$111,454	102%
Percentage of net revenue	33%	33%		34%	31%
Headcount (at period end):	1,366	705	94%	1,366	705	94%

In the three months ended September 30, 2012, sales and marketing expenses increased $37.1 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $30.1 million as we expanded our field sales organization. We also experienced increases in allocations of $5.1 million and marketing and public relations expenses of $1.6 million.

In the nine months ended September 30, 2012, sales and marketing expenses increased $113.3 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $83.4 million as we expanded our field sales organization. We also experienced increases in allocations of $18.8 million, marketing and public relations expenses of $6.2 million and consulting services of $4.0 million.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Product development	$72,730	$35,022	108%	$179,903	$90,171	100%
Percentage of net revenue	29%	25%		27%	25%
Headcount (at period end):	947	584	62%	947	584	62%

In the three months ended September 30, 2012, product development expenses increased $37.7 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $28.4 million as a result of our focus on developing new features and products to encourage member growth and engagement. We also experienced increases in allocations of $8.5 million and consulting services of $1.6 million. These increases were partially offset by a decrease in web hosting service expenses of $1.0 million.

In the nine months ended September 30, 2012, product development expenses increased $89.7 million compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $63.9 million as a result of our focus on developing new features and products to encourage member growth and engagement. We also experienced increases in allocations of $19.7 million and consulting services of $5.2 million.

General and Administrative

Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase on an absolute basis in the near term as we continue to expand our business and incur additional expenses associated with being a publicly traded company. In particular, we anticipate that costs related to legal proceedings will increase as we are, and expect to continue to be, subject to increasing litigation.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
General and administrative	$33,194	$20,121	65%	$89,022	$50,408	77%
Percentage of net revenue	13%	14%		13%	14%
Headcount (at period end):	417	253	65%	417	253	65%

In the three months ended September 30, 2012, general and administrative expenses increased $13.1 million compared to the same period last year. The increase was primarily a result of an increase in headcount related expenses of $16.0 million to support our overall growth. We also experienced increases in facilities and related costs of $6.1 million as we continue to expand our office space due to headcount growth, and consulting services and legal expenses of $2.1 million. These increases were offset by allocations of $11.2 million.

In the nine months ended September 30, 2012, general and administrative expenses increased $38.6 million compared to the same period last year. The increase was primarily a result of an increase in headcount related expenses of $43.2 million to support our overall growth. We also experienced increases in facilities and related costs of $23.6 million as we continue to expand our office space due to headcount growth, and consulting services and legal expenses of $9.9 million. These increases were offset by allocations of $38.3 million and decreases in bad debt expenses of $2.1 million.

Depreciation and Amortization

Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized software development costs and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis as we continue to expand our technology infrastructure.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Depreciation and amortization	$23,122	$11,555	100%	$55,552	$29,316	89%
Percentage of net revenue	9%	8%		8%	8%

In the three and nine months ended September 30, 2012, depreciation and amortization expenses increased $11.6 million and $26.2 million, respectively, compared to the same periods last year. The increase was primarily the result of our continued investment in expanding our technology infrastructure in order to support continued growth in our member base.

Other Income (Expense), Net

Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents, investments, and foreign exchange gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Interest income	$245	$15	$680	$43
Foreign currency exchange gains (losses), net	425	(1,800)	(507)	(1,279)
Other non-operating income (expense), net	2	(3)	55	(92)

Total other income (expense), net	$672	$(1,788)	$228	$(1,328)

In the three and nine months ended September 30, 2012, other income (expense), net increased $2.5 million and $1.6 million, respectively, compared to the same periods last year. Interest income increased compared to the same periods last year as a result of interest earned on higher investment balances. Foreign currency exchange gains (losses), net increased due to net realized and unrealized gains on foreign currency transactions compared to same periods last year. In December 2011, we began to hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign exchange rates on earnings. Hedging strategies that we have implemented or may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$4,406	$4,418	—%	$20,270	$9,496	113%

In the three and nine months ended September 30, 2012, income tax expense remained relatively flat and increased $10.8 million, respectively, compared to the same periods last year. The increase in income tax expense in the nine months ended September 30, 2012 reflects the increase in income before taxes, non-deductible stock-based compensation expense and non-deductible acquisition-related expenses. The effective tax rates for the three months ended September 30, 2012 and 2011 were 66% and 157%, respectively. The effective tax rates for the nine months ended September 30, 2012 and 2011 were 67% and 66%, respectively. The increases in year-over-year effective tax rates were due primarily to an increase in non-deductible acquisition-related expenses, an increase in development costs funded from international subsidiaries, and the discontinuation of the Federal Research and Experimentation credit.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$93,305	$68,284
Depreciation and amortization	55,552	29,316
Cash flows provided by operating activities	$197,816	$109,206
Cash flows used in investing activities	(323,665)	(93,574)
Cash flows provided by financing activities	56,921	258,894

As of September 30, 2012, we had cash and cash equivalents of $270.9 million and short-term investments of $405.8 million. Our cash equivalents and short-term investments are comprised primarily of money market funds, corporate debt securities, U.S. agency securities and U.S. treasury securities. As of September 30, 2012, the amount of cash and cash equivalents held by our foreign subsidiaries was $67.5 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Operating Activities

Operating activities provided $197.8 million of cash in the nine months ended September 30, 2012, as a result of our improved operating performance. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $69.2 million and accounts payable and other liabilities increasing $57.3 million, partially offset by an increase in accounts receivable of $43.3 million, an increase in excess tax benefit from the exercise of stock options of $13.3 million and an increase in prepaid expenses and other assets of $12.5 million. The increases in our deferred revenue and accounts receivable were primarily due to increases in transaction volumes in the nine months ended September 30, 2012. We had net income in the nine months ended September 30, 2012 of $10.1 million, which included non-cash depreciation and amortization of $55.6 million and non-cash stock-based compensation of $58.7 million.

Operating activities provided $109.2 million of cash in the nine months ended September 30, 2011, primarily resulting from our improved operating performance. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $49.1 million and accounts payable and other liabilities increasing $20.9 million, partially offset by an increase in accounts receivable of $17.5 million and an increase in prepaid expenses and other assets of $6.3 million. The increases in our deferred revenue and accounts receivable were primarily due to increases in transaction volumes in the nine months ended September 30, 2011. We had net income in the nine months ended September 30, 2011 of $5.0 million, which included non-cash depreciation and amortization of $29.3 million and non-cash stock-based compensation of $19.2 million.

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

In the nine months ended September 30, 2012, we had net purchases of investments of $170.3 million and made payments for intangible assets and acquisitions, net of cash acquired, of $57.0 million. In the nine months ended September 30, 2011, we had net purchases of investments of $21.0 million.

Financing Activities

In the nine months ended September 30, 2012, our financing activities consisted primarily of net proceeds from the issuance of common stock from employee option exercises, the excess tax benefit from the exercise of stock options and proceeds from the issuance of common stock from the employee stock purchase plan. In the nine months ended September 30, 2011, our financing activities consisted primarily of net proceeds from our IPO, net of offering costs and from the issuance of common stock from employee option exercises partially offset by the repurchase of unvested common stock.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2012.

Contractual Obligations

We lease our facilities in Mountain View, California under operating leases that we expect to expire in 2023. We lease other facilities around the world, the longest of which expires in 2026. We have several material long-term purchase obligations outstanding with third parties. We do not have any debt or material capital lease obligations. As of September 30, 2012, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$540,484	$27,051	$65,555	$98,314	$349,564
Purchase obligations	$77,534	$38,894	$36,602	$2,038	$—

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

Interest Rate Fluctuation Risk

We had cash, cash equivalents and short-term investments totaling $676.6 million at September 30, 2012. This amount was invested primarily in money market funds, corporate debt securities, government securities and treasury securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At September 30, 2012, the weighted-average duration of our investment portfolio was less than one year.

Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of September 30, 2012, a hypothetical change in interest rates of 1% would have approximately a $3.9 million impact, and a change of 0.5% would have approximately a $1.9 million impact on the carrying value of our portfolio.

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

As of September 30, 2012, the Company had outstanding foreign currency forward contracts with a total notional amount of $64.7 million. The net unrealized loss resulting from changes in fair value of these forward contracts as of September 30, 2012 was $1.3 million.

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

Part II. Other Information

Item 1. Legal Proceedings

We are subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief, and we have recently experienced an increase in patent litigation involving non-practicing entities, which are particularly expensive to defend. Additionally, as certain litigation matters mature, costs related to those matters increase. Other regulatory matters could result in fines and penalties being assessed against us, and we may become subject to mandatory periodic audits, which would likely increase our regulatory compliance costs, and may require us to change our business practices, which could negatively impact our revenue growth.

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

We have a limited operating history in a new and unproven market that may not develop as expected, if at all. This limited operating history makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter in this rapidly evolving market. These risks and difficulties include our ability to, among other things:

•	hire, integrate and retain world class talent;

•	continue to earn and preserve our members’ trust with respect to their professional reputation and information;

•	increase our number of registered members and member engagement;

•	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage globally, as well as the deployment of new features and products;

•

responsibly use the data that our members share with us to provide solutions that make our members more productive and successful and that are critical to the talent, marketing and sales needs of enterprises and professional organizations;

•	process, store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security;

•	halt the operations of websites that aggregate our data as well as data from other companies, or copycat websites that have misappropriated our data;

•	avoid interruptions or disruptions in our service or slower than expected load times for our services;

•	increase revenue from the solutions we provide;

•	successfully adapt to mobile markets and optimize services for mobile devices;

•	successfully expand our business, especially internationally;

•	successfully compete with other companies that are currently in, or may in the future enter, the online professional network space; and

•	defend ourselves against litigation, regulatory or other claims.

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

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our services and solutions are accessible within an acceptable load time. Additionally, natural disasters or other catastrophic occurrences beyond our control could interfere with access to our services.

A key element to our continued growth is the ability of our members, users (whom we define as anyone who visits one of our websites through a computer or application on a mobile device, regardless of whether or not they are a member), enterprises and professional organizations in all geographies to access our websites, services and solutions within acceptable load times. We call this website performance. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our services simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our solutions become more complex and our user traffic increases. If our services are unavailable when users attempt to access them or they do not load as quickly as users expect, they may seek other websites or services to obtain the information for which they are looking, and may not return to our website or use our services as often in the future, or at all. This would negatively impact our ability to attract members, enterprises and professional organizations and increase engagement of our members and users. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

We have implemented a disaster recovery program, which allows us to move production to a back-up data center in the event of a catastrophe. Although this program is functional, it does not yet provide a real-time back-up data center, so if our primary data center shuts down, there will be a period of time that our services will remain shut down while the transition to the back-up data center takes place.

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

If our security measures are compromised, or if our websites are subject to attacks that degrade or deny the ability of members or customers to access our solutions, or if our member data is compromised, members and customers may curtail or stop use of our solutions.

Our solutions involve the storage and transmission of members’ and customers’ information, some of which may be private, and security breaches could expose us to a risk of loss of this information, which could result in potential liability and litigation. We are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information, such as credit card information. For example, in June 2012, we learned that approximately 6.5 million of our members’ encrypted passwords were stolen and published on an unauthorized website. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites, or the loss or unauthorized disclosure of confidential information, our members or customers may be harmed or lose trust and confidence in us, and decrease the use of our website and services or stop using our services in their entirety, and we would suffer reputational and financial harm. Additionally, we are, and in the future could be, subject to regulatory investigations and litigation in connection with a security breach or related issue, and we could also be liable to third parties for these types of breaches. For example, we work with third party vendors to process credit card payments by our customers and are subject to payment card association operating rules. If our security measures fail to protect this information adequately or we fail to comply with the applicable operating rules, we could be liable to both our customers for their losses, as well as the vendors under our agreements with them, we could be subject to fines and higher transaction fees, we could face regulatory action, and our customers and vendors could end their relationships with us, any of which could harm our business and financial results.

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

One of our core values is to make decisions based on the best interests of our members, which we believe is essential to our success in increasing our member growth rate and engagement and in serving the best, long-term interests of the company and our stockholders. Therefore, in the past, we have forgone, and may in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of our members, even if our decision negatively impacts our operating results in the short term. In addition, as part of our philosophy of putting our members first, as long as our members are adhering to our terms of service, this philosophy may cause disagreements, or negatively impact our relationships, with our existing or prospective customers. This could result in enterprises and professional organizations blocking access to our services or refusing to purchase our Talent or Marketing Solutions or Premium Subscriptions. Our decisions may not result in the long-term benefits that we expect, in which case our member engagement, business and operating results could be harmed.

The number of our registered members is higher than the number of actual members and a substantial majority of our page views are generated by a minority of our members. Our business may be adversely impacted if we are unable to attract and retain additional members who actively use our services. In addition, the tracking of certain of our performance metrics is done with internal tools and is not independently verified.

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

If the number of our actual members does not meet our expectations, if the rate at which we add new members slows or declines or if we are unable to increase the breadth and frequency of our visiting members, then our business may not grow as fast as we expect. In addition, we track certain performance metrics with internal tools, which are not independently verified by any third party. The information and the tracking have a number of limitations. If our internal tools we use to track certain metrics undercount or overcount performance, the data we report may not be accurate. This may harm our operating and financial results and may cause our stock price to decline.

If our members’ profiles are out-of-date, inaccurate or lack the information that users and customers want to see, we may not be able to realize the full potential of our network, which could adversely impact the growth of our business.

If our members do not update their information or provide accurate and complete information when they join LinkedIn or do not establish sufficient connections, the value of our network may be negatively impacted because our value proposition as a professional network and as a source of accurate and comprehensive data will be weakened. For example, customers of our Talent Solutions may not find members that meet their qualifications or may misidentify a candidate as having such qualifications, which could result in mismatches that erode customer confidence in our solutions. Similarly, incomplete or outdated member information would diminish the ability of our Marketing Solutions customers to reach their target audiences and our ability to provide our customers with valuable insights. Therefore, we must provide features and products that demonstrate the value of our network to our members and motivate them to contribute additional, timely and accurate information to their profile and our network. If we fail to successfully motivate our members to do so, our business and operating results could be adversely affected.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

We receive, store and process personal information and other member data, and we enable our members to share their personal information with each other and with third parties. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, using, processing, disclosing and protecting of personal information and other member data, the scope of which are changing, subject to differing interpretations, be costly to comply with and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or our policies, such violations may also put our members’ information at risk and could in turn have an adverse effect on our business.

Public scrutiny of Internet privacy issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to our members and customers, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices. The White House recently published a report calling for a consumer privacy Bill of Rights that could impact the collection of data. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. Recently, the State of California and several other states have adopted privacy guidelines with respect to mobile applications.

Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our members share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of data our members choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that we collect about our members.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and abroad, including laws regarding privacy, data security, data retention and consumer protection and the provision of online payment services that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy and data protection and other matters that may be applicable to our business. It is also likely that as our business grows and evolves and our solutions are used in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. Further, as our services and solutions expand to include more content, additional laws and regulations may become applicable to our products and offerings. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

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

Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance because of a variety of factors, some of which are outside of our control. Any of these events could cause the market price of our Class A common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•	our ability to increase our member base and member engagement;

•	disruptions or outages in the availability of our websites or services, actual or perceived breaches of privacy, and compromises of our member data;

•	our commitment to putting our members first even if it means forgoing short-term revenue opportunities;

•	shifts in the way members and users access our websites and services from personal computers to mobile devices;

•	the unproven nature of our business model;

•	changes in our pricing policies or those of our competitors;

•	our ability to increase sales of our products and solutions to new customers and expand sales of additional products and solutions to our existing customers;

•	the size and seasonal variability of our customers’ recruiting and marketing budgets;

•	the extent to which existing customers renew their agreements with us and the timing and terms of those renewals;

•

macroeconomic changes, in particular, deterioration in labor markets, which would adversely impact sales of our Talent Solutions, or economic growth that does not lead to job growth, for instance increases in productivity;

•	the cost of investing in our technology infrastructure, product initiatives and international expansion may be greater than we anticipate;

•	expenses related to hiring and retaining employees;

•	the timing and costs of expanding our field sales organization and delays or inability in achieving expected productivity;

•	the timing of certain expenditures, including hiring of employees and capital expenditures;

•	the entrance of new competitors in our market whether by established companies or the entrance of new companies; and

•	general industry and macroeconomic conditions.

Given our limited operating history and the rapidly evolving market of online professional networks, our historical operating results may not be useful to you in predicting our future operating results. We believe our rapid growth has masked the cyclicality and seasonality of our business. As our revenue growth rate slows, we expect that the cyclicality and seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate. In particular, we expect sales of Talent Solutions to be weaker in the first quarter of the year due to budgetary cycles and sales of our Marketing Solutions to be weaker in the third quarter of the year as use of online services during the summer months generally slows. In addition, global economic concerns continue to create uncertainty and unpredictability and add risk to our future outlook. Sovereign debt issues and economic uncertainty in the United States, Europe and around the world raise concerns in markets important to our business. An economic downturn in any particular region in which we do business or globally could result in reductions in sales of our Talent and Marketing Solutions, decreased renewals of existing arrangements and other adverse effects that could harm our operating results.

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

From 2008 to 2011, our net revenue grew from $78.8 million to $522.2 million, which represents a compounded annual growth rate of approximately 88%. As our net revenue has increased to higher levels, our revenue growth rate has slowed, and we expect that it will continue to decline over time. We also expect that the growth rates of each of our three primary business lines will fluctuate and the business lines may not grow at the same rate. As with 2011, our philosophy in 2012 is to continue to invest for future growth. We expect to continue to expend substantial financial and other resources on:

•	our technology infrastructure, including architecture, development tools scalability, availability, performance and security, as well as disaster recovery measures;

•	product development, including investments in our product development team and the development of new features;

•	sales and marketing, including a significant expansion of our field sales organization;

•	international expansion in an effort to increase our member base, engagement and sales; and

•	general administration, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business, and will increase our expenses. If we fail to continue to grow our revenue and overall business, our operating results and business would be harmed.

We expect to face increasing competition in the market for online professional networks from social networking sites and Internet search companies, among others, as well as continued competition for customers of our Talent and Marketing Solutions.

We face significant competition in all aspects of our business, and we expect such competition to increase, particularly in the market for online professional networks.

Our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on our market and could directly compete with us. Smaller companies, including application developers, could also launch new products and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets for Talent and Marketing Solutions to continue to focus on these areas. A number of these companies may have greater resources than us, which may enable them to compete more effectively. Additionally, users of social networks may choose to use, or increase their use of, those networks for professional purposes, which may result in those users decreasing or eliminating their use of LinkedIn. Companies that currently focus on social networking could also expand their focus to professionals. We and other companies have historically established alliances and relationships with some of these companies to allow broader exposure to users and access to data on the Internet. We may also, in the future, establish alliances or relationships with other competitors or potential competitors. To the extent companies terminate such relationships and establish alliances and relationships with others, our business could be harmed. Specifically, we compete for members, enterprises and professional organizations as discussed below.

Members—Professional Networks. The market for online professional networks is new and rapidly evolving. Other companies such as Facebook, Google, Microsoft and Twitter are developing or could develop competing solutions. Further, some of these companies are partnering with third parties to offer products and services that could compete with ours. We face competition from a number of smaller companies in international markets, such as Xing in Germany and Viadeo in France, that provide online professional networking solutions, as well as Internet companies in the customer relationship management market, such as salesforce.com (Chatter and Jigsaw). Additionally, we compete against smaller companies that focus on specific groups of professionals. Our competitors may announce new products, services or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and operating results. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results.

Enterprises and Professional Organizations—Talent Solutions. With respect to our Talent Solutions, we compete with established online recruiting companies, such as Monster, CareerBuilder, and Indeed.com, talent management companies and larger companies that are focusing on talent management and human resource services, such as Oracle (through its acquisition of Taleo), SAP (through its acquisition of SuccessFactors) and IBM (through its acquisition of Kenexa), and traditional recruiting firms. Additionally, other companies, including newcomers to the recruiting industry, may partner with Internet companies, including social networking companies, to provide services that compete with our solutions, either on their own or as third party applications, such as BranchOut. If the efficiency and usefulness of our products to enterprises and professional organizations do not continue to exceed those provided by competitors, which factors are influenced by the number and engagement of our members, we will not be able to compete successfully.

Enterprises and Professional Organizations—Marketing Solutions. With respect to our Marketing Solutions, we compete with online and offline outlets that generate revenue from advertisers and marketers. To the extent competitors are better able to provide customers with cost-effective access to attractive demographics, either through new business models or increased user volume, we may not be successful in retaining our existing advertisers or attracting new advertisers, and our business would be harmed.

Finally, other companies that provide content for professionals could develop more compelling offerings that compete with our Premium Subscriptions and adversely impact our ability to sell and renew subscriptions to our members.

If we fail to effectively manage our growth, our business and operating results could be harmed.

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of September 30, 2012, approximately 50.3% of our employees had been with us for less than one year and approximately 79.2% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. In particular, we intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. We face significant competition for talent from other Internet and high-growth companies, which include both publicly traded and privately-held companies. As we have transitioned from a private company to a public company, this competition has become even more acute in assessing appropriate compensation packages, particularly, determining the mix of cash and equity compensation. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

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

We have offices around the world and our websites and mobile applications are available in numerous other languages. We expect to continue to expand our international operations in the future by opening offices in new jurisdictions and expanding our offerings in new languages. However, we have limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion has required and will continue to require us to invest significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;

•

providing solutions across a significant distance, in different languages and among different cultures, including potentially modifying our solutions and features to ensure that they are culturally relevant in different countries, which may include modifying content in certain jurisdictions if it may be considered objectionable;

•

increased competition from local websites and services, that provide online professional networking solutions, such as Germany-based Xing and France-based Viadeo, and online recruitment services, such as Australia-based Seek and Japan-based Recruit, who have and may continue to expand their geographic footprint;

•	compliance with applicable foreign laws and regulations, including potential individual risk of penalties to members of management if our practices are deemed to be out of compliance;

•	longer payment cycles in some countries;

•	credit risk and higher levels of payment fraud;

•	compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	political and economic instability in some countries, specifically in Ireland;

•	double taxation of our non-U.S. earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and

•	higher costs of doing business internationally.

If our revenue from our international operations, and particularly from our operations in the countries and regions on which we have focused our spending, do not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, as our member base expands internationally, members in certain geographies may have lower levels of engagement with our website and services.

Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of members, enterprises and professional organizations, our ability to increase their level of engagement and our ability to attract and retain high level employees.

We have developed a strong brand that we believe has contributed significantly to the success of our business. Our brand is predicated on the idea that individual professionals will trust us and find immense value in building and maintaining their professional identities and reputations on our platform. If our members or potential members determine that they can use other platforms, such as social networks, for the same purposes as or as a replacement for our network, or if they choose to blend their professional and social networking activities, our brand and our business could be harmed. Maintaining, protecting and enhancing the “LinkedIn” brand is critical to expanding our base of members, enterprises, advertisers, corporate customers and other partners, and increasing their engagement with our services, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality solutions, which we may not do successfully. Our brand is also important in attracting and maintaining high performing employees. If we do not successfully maintain a strong brand, our business could be harmed.

We may not be able to halt the operations of online services that aggregate our data as well as data from other companies, including social networks, or copycat online services that have misappropriated our data in the past or may misappropriate our data in the future. These activities could harm our brand and our business.

From time to time, third parties have misappropriated our data through scraping, robots or other means and aggregated this data on their online services with other data. In addition, “copycat” online services have misappropriated data on our network and attempted to imitate our brand or the functionality of our services. These activities could degrade our brand, negatively impact our website performance and harm our business. When we have become aware of such online services, we have employed technological or legal measures in an attempt to halt these unauthorized activities. However, we may not be able to detect all such activities in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of online services operating from outside of the United States, our available legal remedies may not be adequate to protect our business against such activities. Regardless of whether we can successfully enforce our rights against these online services, any measures that we may take could require us to expend significant financial or other resources.

Failure to protect or enforce our intellectual property rights could harm our business and operating results.

We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases, domain names and patents as critical to our success. In particular, we must maintain, protect and enhance the “LinkedIn” brand. We strive to protect our intellectual property rights by relying on federal, state and common law rights and other rights provided under foreign laws, as well as through contractual restrictions. We have a practice of entering into confidentiality and invention assignment agreements with our employees and contractors, and often enter into confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information, infringement of our intellectual property rights or deter independent development of similar or competing technologies by others.

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

Litigation may be necessary to enforce our intellectual property rights, protect our proprietary rights or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. We may incur significant costs in enforcing our trademarks against those who attempt to imitate our “LinkedIn” brand and other valuable trademarks and service marks.

In addition, we have chosen to make certain of our technology available under open source licenses that allow others to use the technology without payment to us. While we hope to benefit from these activities by receiving useful open source technology in return under open source licenses, there is no assurance that we will receive the business benefits we expect.

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

We are party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We are currently facing, and expect to face in the future, allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we are facing or may face, may be protracted and expensive, and the results are difficult to predict, and we have recently experienced an increase in patent litigation involving non-practicing entities, which are particularly expensive to defend. Additionally, as certain litigation matters mature, costs related to those matters increase. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and features while we develop non-infringing substitutes or require us to stop offering certain features. Additionally, we could become subject to mandatory periodic audits as a result of regulatory proceedings, which would likely increase our regulatory compliance costs, and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings and litigation, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

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

Although the results of litigation and claims cannot be predicted with certainty, and determining reserves for pending litigation requires significant judgment, we do not believe that the final outcome of any individual matter that we currently face will have a material adverse effect on our business. However, there can be no assurance that our expectations will prove correct, and even if these matters are not resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or, resolve them, could harm our business, our operating results, our reputation or the market price of our Class A common stock.

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

We must demonstrate that our Talent Solutions are an important recruiting tool for enterprises and professional organizations and that our Marketing Solutions provide them with access to an audience of one of the most influential, affluent and highly educated audiences on the Internet. However, potential customers may not be familiar with our solutions or may prefer other more traditional products and services for their talent, advertising and marketing needs.

The rate at which we expand our customer base or increase our customers’ renewal rates may decline or fluctuate because of several factors, including the prices of our solutions, the prices of products and services offered by our competitors, reduced hiring by our customers or reductions in their talent or marketing spending levels due to macroeconomic or other factors and the efficacy and cost-effectiveness of our solutions. If we do not attract new customers or if our customers do not renew their agreements for our solutions, renew on less favorable terms, or do not purchase additional functionality or offerings, our revenue may grow more slowly than expected or decline.

Ultimately, attracting new customers and retaining existing customers requires that we continue to provide high quality solutions that our customers value. In particular, our Talent Solutions customers will discontinue their purchases of our solutions if we fail to effectively connect them with the talent they seek, and our premium subscribers will discontinue their subscriptions if they do not find the networking and business opportunities that they value. Similarly, customers of our Marketing Solutions will not continue to do business with us if their advertisements do not reach their intended audiences. Therefore we must continue to demonstrate to our customers that using our Marketing Solutions is the most effective and cost-efficient way to maximize their results. Even if our Marketing Solutions are providing value to our customers, advertisers are sensitive to general economic downturns and reductions in consumer spending, among other events and trends, which generally results in reduced advertising expenditures and could adversely affect sales of our Marketing Solutions. If we fail to provide high quality solutions and convince customers of our value proposition, we may not be able to retain existing customers or attract new customers, which would harm our business and operating results.

Because we recognize most of the revenue from our Talent Solutions and our Premium Subscriptions over the term of the agreement, a significant downturn in these businesses may not be immediately reflected in our operating results.

We recognize revenue from sales of our Talent Solutions and Premium Subscriptions over the terms of the agreements, which is typically 12 months. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in the sales of these offerings may not be reflected in our short-term results of operations.

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

Many individuals are using devices other than personal computers to access online services. If users of these devices do not widely adopt solutions we develop for these devices, our business could be adversely affected.

The number of people who access online services through devices other than personal computers, including mobile telephones, personal digital assistants, smart phones and handheld tablets or computers, has increased dramatically in the past few years and is projected to continue to increase. If the mobile solutions we have developed do not meet the needs of our users, our business could suffer. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such devices.

Growth in access to LinkedIn’s services through mobile devices as a substitute for access on personal computers may negatively affect our revenue and financial results.

Because access to online services through mobile devices is growing, our members are increasingly accessing LinkedIn on mobile devices. While our members who use our online services on mobile devices also access LinkedIn through personal computers, as we have developed our mobile solutions, we have seen substantial growth in mobile usage, and we anticipate that the rate of growth in mobile usage will continue to grow and may exceed the growth in usage through personal computers. Advertising is a source of revenue for us, and it is not clear that we will be able find ways for our Marketing Solutions product to be effectively used on mobile devices. Accordingly, if our members increasingly use mobile devices as a substitute for access to our online services as opposed to personal computers, and if we are unable to successfully implement monetization strategies for our solutions on mobile devices, if these strategies are not as successful as our offerings for personal computers, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected.

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

Enterprises or professional organizations, including governmental agencies, may restrict access to our services, which could lead to the loss or slowing of growth in our member base or the level of member engagement.

Our solutions depend on the ability of our members to access the Internet and our services. Enterprises or professional organizations, including governmental agencies, could block access to our online services, website or the Internet generally for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit listing the employers’ names on the employees’ LinkedIn profiles in order to minimize the risk that employees will be contacted and hired by other employers. For example, the government of the People’s Republic of China has blocked access to many social networking and other sites, including ours, and certain self-regulatory organizations have policies that could result in access to our content, services or features being blocked. If any of these entities block or limit access to our website or mobile application, or adopt policies restricting our members from providing us with accurate and up-to-date information, the value of our network could be negatively impacted, which would adversely affect our ability to offer compelling talent and marketing solutions and subscriptions to our members, enterprises, professional organizations and customers.

If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our member engagement could decline.

We depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our website. Similarly, we depend on providers of mobile application “store fronts” to allow users to locate and download our mobile applications that enable our service. Our ability to maintain the number of visitors directed to our website and users of our online services is not entirely within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our members to use our website, or if our competitors’ SEO efforts are more successful than ours, overall growth in our member base could slow, member engagement could decrease, and we could lose existing members. These modifications may be prompted by search engine companies entering the online professional networking market or aligning with competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our websites would harm our business and operating results.

Our business depends on continued and unimpeded access to the Internet by us and our members on personal computers and mobile devices. If government regulations relating to the Internet or other areas of our business change or Internet access providers are able to block, degrade, or charge for access to certain of our products and services, we could incur additional expenses and the loss of members and customers.

Our products and services depend on the ability of our members and customers to access the Internet through their personal computers and mobile devices. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws limiting Internet neutrality, could decrease the demand for our subscription service and increase our cost of doing business. For example, in late 2010, the Federal Communications Commission adopted so-called net neutrality rules intended, in part, to prevent network operators from discriminating against legal traffic that transverse their networks. The rules are currently subject to legal challenge and some of Internet providers have taken, or have stated that they may take, measures that could degrade, disrupt, or increase the cost of user access to the Internet, which could result in decreased usage of our products and services by our members and our customers. To the extent that these rules are interpreted to enable network operators to engage in discriminatory practices or are overturned by legal challenge, our business could be adversely impacted. Other proposed regulations could also impair access to the Internet and our business if enacted.

Our growth depends in part on the success of our strategic relationships with third parties.

We anticipate that we will continue to depend on relationships with various third parties, including technology and content providers to grow our business. Identifying, negotiating, documenting and maintaining relationships with third parties requires significant time and resources, as does integrating third-party content and technology. Our agreements with technology and content providers and similar third parties are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to these parties to favor their solutions or may prevent us from developing strategic relationships with these parties. In addition, these third parties may not perform as expected under our agreements with them, and we have had, and may in the future have, disagreements or disputes with these parties, which could negatively affect our brand and reputation. It is possible that these third parties may not be able to devote the resources we expect to the relationship. Further, as users increasingly access our services through mobile devices, we are becoming more dependent on the distribution of our mobile applications through third parties, and we may not be able to access their application program interfaces. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our operating results would suffer. Even if we are successful, these relationships may not result in improved operating results.

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

The intended tax efficiency of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business, and changes to our effective tax rate could adversely impact our results.

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

Since the beginning of 2010, we have acquired several private companies. While these acquisitions were primarily to acquire talent and technology, we may engage in larger acquisitions in the future and these transactions could be material to our financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	loss of key employees of the acquired company and other challenges associated with integrating new employees into our culture;

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	implementation or remediation of controls, procedures, and policies at the acquired company;

•	integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing function;

•	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights or increase our risk for liability;

•	failure to successfully further develop the acquired technology; and

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 70% of the voting power of our outstanding capital stock as of September 30, 2012. Our co-founder and Chair, Reid Hoffman, controlled approximately 17% of our outstanding shares of Class A and Class B common stock, representing approximately 63% of the voting power of our outstanding capital stock as of September 30, 2012. Therefore, Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters for the foreseeable future.

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

There are few publicly traded companies in the social and professional networking and related industries at this time, and, in fact, we were among the first social networking companies to go public. Investors may have limited funds to invest in the social and professional networking sector, and as publicly traded securities in these industries become more available, investors who have purchased or may in the future purchase securities in this sector may choose to sell LinkedIn securities that they have already purchased in favor of other companies, and/or choose to invest in other companies, including our competitors. As a result, demand for our Class A common stock could decline, which would result in a corresponding decline in our stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Use of Proceeds from Public Offerings of Common Stock

On May 24, 2011, we closed our IPO, in which we sold 6,003,804 shares of Class A common stock at a price to the public of $45.00 per share. The aggregate offering price for shares sold in the offering was approximately $270.2 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-171903), which was declared effective by the SEC on May 18, 2011. We raised approximately $248.4 million in net proceeds from the offering. On November 22, 2011, we closed our follow-on offering, in which we sold 2,583,755 shares of Class A common stock at a price to the public of $71.00 per share. The aggregate offering price for shares sold in the offering was approximately $183.4 million. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-177710), which was declared effective by the SEC on November 16, 2011. We raised approximately $177.4 million in net proceeds from the offering.

There has been no material change in the planned use of proceeds from our IPO or follow-on offering as described in our final prospectuses filed with the SEC on May 19, 2011 and November 17, 2011, respectively, pursuant to Rule 424(b). Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper, corporate debt, agencies and guaranteed obligations of the U.S. government.

b) Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of unvested shares of our Class B common stock made pursuant the 2003 Plan. No shares of our Class A common stock were repurchased during the period.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-July 31, 2012	1,313	$6.20	—	—
August 1-August 31, 2012	—	—	—	—
September 1-September 30, 2012	—	—	—	—

Total	1,313	$6.20	—

(1)	Under the 2003 Plan, participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 5. Other Information

In June 2011, the FASB issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. We adopted this authoritative guidance as of January 1, 2012, and will present net income and other comprehensive income in two separate statements in our annual financial statements. The table below reflects the retrospective application of this guidance for each of the three years ended December 31, 2011. The retrospective application did not have a material impact on our financial position, results of operations, or cash flows.

LINKEDIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$11,912	$15,385	$(3,973)

Other comprehensive income:
Foreign currency translation adjustment	—	—	20
Change in unrealized gains on investments	103	—	—
Less: reclassification adjustment for net gains included in net income (loss), net of tax	—	—	—

Total other comprehensive income	103	—	20

Comprehensive income (loss)	$12,015	$15,385	$(3,953)

Item 6. Exhibits

Exhibit Number

10.1	Lease by and among LinkedIn Corporation and Sequoia M&M LLC, Sequoia M&P LLC, and Sequoia Del Rey, LLC, dated August 22, 2012.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINKEDIN CORPORATION

Dated: November 1, 2012	By:	/s/ Jeffrey Weiner
Jeffrey Weiner
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 1, 2012	By:	/s/ Steven Sordello
Steven Sordello
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number

10.1	Lease by and among LinkedIn Corporation and Sequoia M&M LLC, Sequoia M&P LLC, and Sequoia Del Rey, LLC, dated August 22, 2012.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.