Form 10-K
period 2012-12-31
LINKEDIN CORP
filed 2013-02-19
CIK 1271024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was $8,462,286,157.
As of February 8, 2013, there were 89,527,298 shares of the registrant’s Class A common stock outstanding and 19,526,386 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012.

Special Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to:

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to increase engagement of our solutions by our members, enterprises and professional organizations;

•	our ability to protect our users’ information and adequately address privacy concerns;

•	our ability to maintain an adequate rate of revenue growth;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our ability to develop effective solutions for mobile devices;

•	our ability to retain our existing subscribers and our Talent Solutions and Marketing Solutions customers;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	our investment philosophy for 2013;

•	our expectations for our financial performance, including our revenues, expenses and expected tax benefits; and

•	the attraction and retention of qualified employees and key personnel.
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
Overview
We are the world's largest professional network on the Internet with more than 200 million members in over 200 countries and territories as of the date of this Annual Report on Form 10-K. Through our proprietary platform, members are able to create, manage and share their professional identity online, build and engage with their professional network, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. We believe we are the most extensive, accurate and accessible network focused on professionals.
Our comprehensive platform provides members with solutions, including applications and tools, to search, connect and communicate with business contacts, learn about attractive career opportunities, join industry groups, research organizations and share information. At the core of our platform are our members, who create profiles that serve as their professional profiles and are accessible by any other member, as well as (unless a member chooses otherwise) anyone with an Internet connection. We believe that our platform allows our members to compete more effectively, make better decisions faster and manage their careers to achieve their full potential. The cornerstone of our business strategy is to focus on our members first. We provide the majority of our solutions to our members at no cost. We believe this approach provides the best way to continue to build a critical mass of members, resulting in beneficial network effects that promote greater utilization of our network, higher levels of engagement and, ultimately, increased value for all of our members.
We generate revenue from enterprises and professional organizations by selling our Talent Solutions (formerly Hiring Solutions) and Marketing Solutions offline through our field sales organization or online on our website. We also generate revenue from members, acting as individuals or on behalf of their enterprise or professional organization, who subscribe to our premium services. We strive to ensure that our Talent Solutions, Marketing Solutions and Premium Subscriptions provide both a high level of value for our customers and also a high degree of relevance for our members. We believe this monetization strategy properly aligns objectives among members, customers and our entire network and supports our financial objective of sustainable revenue and earnings growth over the long term.
We were incorporated in Delaware in March 2003 under the name LinkedIn, Ltd. and changed our name to LinkedIn Corporation in January 2005. Our principal executive offices are located at 2029 Stierlin Court, Mountain View, CA 94043, and our telephone number is (650) 687-3600. Our website address is www.linkedin.com. We completed our initial public offering in May 2011 and our Class A common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “LNKD”. Unless the context requires otherwise, the words “LinkedIn,” “we,” “Company,” “us” and “our” refer to LinkedIn Corporation and our wholly owned subsidiaries.
Our Mission
Our mission is to connect the world's professionals to make them more productive and successful. Our members come first. We believe that prioritizing the needs of our members is the most effective, and ultimately the most profitable, way to accomplish our mission and to create long-term value for all of our stakeholders. We will continue to concentrate on opportunities we believe are in the best interests of our members. Our long-term approach enables us to invest, innovate and pioneer in unexplored segments of our industry to increase the value proposition for our members through our proprietary platform and extensive data.
Our solutions are designed to enable professionals to achieve higher levels of performance and professional success and enable enterprises and professional organizations to find and connect with the world's best talent.
Our Vision
Our vision is to create economic opportunity for every professional in the world. This vision not only applies to each of our members, but every professional in the global labor force, each of whom has the ability to create economic opportunities for others. We believe this is the fundamental power of our network.
Our Strategy
Our mission is to connect the world's professionals to make them more productive and successful. The key elements of our strategy are:

•
Foster Viral Member Growth. With over 200 million members currently, we will continue to pursue initiatives that promote the viral growth of our member base. These initiatives include registration optimization, including optimizing the mobile registration experience, enhanced search engine optimization, seamless integration with other applications and enhancements to our communications capabilities. Viral growth is a critical element in our mission to connect the world's professionals.

•
Serve as the Professional Profile of Record. By maintaining the trust we have developed with our members and through continued improvements, such as enhancing our profile tools and search engine optimization, we seek to be the professional profile for every professional worldwide. Using our platform, any member can find other professionals on LinkedIn, connect with members relevant to their professional network, and be found by other professionals on the Internet.

•
Be the Essential Source of Professional Insights. As the amount of information being shared across the Internet continues to rapidly increase, we seek to be the essential source for relevant shared professional knowledge and data. Our platform enables members to easily contribute and share information at their discretion. We are uniquely positioned to assist our members in their efforts to be more productive and successful by providing relevant and timely business and career intelligence, and delivering relevant insights and recommendations to our members. We have expanded the methods by which these insights can be shared through the introduction of our Influencers program, which allows our members to follow thought leaders on LinkedIn and comment on and share their posts, as well as our acquisition of Slideshare, which allows users to upload and share presentations publicly or privately.

•
Work Wherever Our Members Work. We believe the value proposition of our network is most powerful when it is accessible wherever and whenever our members work. Mobile remains our fastest growing service. LinkedIn is accessible on a large number of mobile and other Internet-connect devices to ensure members have access to the network anytime, anywhere. We also plan to continue to grow our developer community by making our products and services available via open application programming interfaces, or APIs, and embeddable widgets to enable access to our solutions anywhere professionals work.

•
Increase Monetization While Creating Value for Our Members. We intend to leverage our unique business model to further monetize our platform while adding value to members, enterprises and professional organizations on a global basis. For example, by providing our members with better tools to share their professional skills and insights, our Talent Solutions can more efficiently and effectively identify specific passive and active candidates for a particular opportunity resulting in benefits for both members and customers. A core part of our strategy is making our solutions more relevant for both our members and customers by significantly investing in targeting capabilities and analytics.

•
Expand Our International Presence. We have seen significant growth in our international member base and have established operations in Australia, Brazil, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, the Netherlands, Singapore, Spain, Sweden, the United Arab Emirates and the United Kingdom. We intend to continue to grow our international member base by making our platform available in more languages, by further developing our brand across various international geographies, and by expanding our sales, technical and support operations in additional international locations.

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

Our principal free and monetized solutions are described below:
Free Solutions

Ability to Manage Professional Identity	Enhanced Ability to Build and Engage with Professional Networks	Access to Knowledge, Insights and Opportunities	Ubiquitous Access
Profile Public Profile Profile Stats Rich Media Sharing Skills/Endorsements	LinkedIn Connections Invitations Search Introductions People You May Know Addressbook Importer People Following	Network Updates LinkedIn Today Influencers Groups Company Profiles Apply with LinkedIn LinkedIn Alumni Slideshare Polls Personalization Platform	Mobile APIs Widgets
Monetized Solutions

Talent Solutions	Marketing Solutions	Premium Subscriptions
LinkedIn Corporate
Solutions/Recruiter/Talent Pipeline
LinkedIn Referral Engine
LinkedIn Recruitment Media
LinkedIn Career Pages
LinkedIn Jobs
Talent Basic, Talent Finder,
Talent Pro
Job Seeker Basic, Job Seeker,
Job Seeker Plus
	LinkedIn Ads Display Ads Custom Groups Sponsorships Whitepapers Recommendation Ads Partner Messages LinkedIn Ads API	Business Business Plus Executive InMail Profile Organizer LinkedIn For Salesforce Sales Navigator

Free Solutions
Most of our member solutions are available at no cost and are designed to provide compelling professional benefits.
Ability to Manage Professional Identity

•
Profile. Our core offering provides every member an online professional profile. A member's profile is accessible to all members on our network and includes user-generated information including current job title and employer, education, career history, domain expertise, accomplishments, skills and additional professional information such as honors, awards, association memberships, patents, publications, certifications and languages spoken. Members populate their own profile information, enabling them to ensure their professional identity is accurate, current and under their control.

•
Profile Stats. Profile Stats provide real-time analytics to help members better manage their professional profile including information on who's viewed their profile, top search keywords used to reach their profile, and other details and trends on the demographics of the audience that has viewed their profile. Additional features of this product are available for members with Premium Subscriptions.

•
Skills/Endorsements. Members are able to both specify skills on their professional profiles and search for skills and expertise across our network, which surfaces key people within a community, top locations, related companies, relevant jobs, and groups where members can interact with like minded professionals. In addition, with the launch of Endorsements this past year members can now endorse their connections for skills with one click.

Enhanced Ability to Build and Engage with Professional Networks

•
LinkedIn Connections. Once two members are connected, their profile information is shared and, subject to privacy settings, each member has access to the other member's list of connections for further networking.

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

•
Search. Our proprietary search technology allows users to conduct real-time, multilingual searches of our rich dataset in a completely personalized manner, as a member's profile and network affect relevance and ranking of results. Our search covers:

•	People. Faceted, structured search across all member profiles.

•	Job Postings. Faceted, structured search across all of the available jobs listed on our network.

•	Companies. Faceted, structured search of enterprises and professional organizations.

•	Groups. Search all professional groups on our network.

•	Network Updates. Search our network's shared content updates.

•	Inbox Messages. Search inbox messages.

•	Addressbook. Detailed, structured search across all of the connections a member has on LinkedIn.
We also provide other products to help our members develop their professional networks including: Introductions, which allows one member to request an introduction to another member through a mutual connection; People You May Know, which recommends members whom you may already know and with whom you may want to create a first degree connection; Addressbook Importer, which allows members to quickly and easily import contact information from their existing digital address books to LinkedIn; and People Following, which allows members to follow individuals or groups on LinkedIn.
Access to Knowledge, Insights and Opportunities

•
Network Updates. Network Updates provide a real-time stream of data from professionals and professional sources, personalized for each member. The stream allows each member to control and select data by relevancy and remain up-to-date on what is happening in their professional world.

•
LinkedIn Today. LinkedIn Today enables our members to be better informed on the job every day by showing them relevant news that has been collected and organized by the members in their networks and fellow professionals in their industries.

•
Influencers. LinkedIn Influencers provides a publishing platform for thought leaders to post unique knowledge and professional insights on LinkedIn. Members can follow these individuals to receive relevant content directly in their Network Updates and email. Members can like and comment directly on posts and share these insights with their networks.

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

•
Slideshare. Slideshare provides our members with access to the world's largest community for sharing presentations on the internet. Slideshare supports a wide variety of rich media including presentation files, documents, PDFs, videos and webinars.

We also provide other products to help our members access knowledge, insights and opportunities including Polls, which provides a simple platform for professionals to create structured questions and share them broadly, and Personalization Platform, which has a number of analytically driven customized products, such as Jobs You May Be Interested In, Groups You May Like, Companies To Follow, People Who Viewed This Profile Also Viewed and People Who Viewed This Job Also Viewed.
Ubiquitous Access
Because professionals constantly require access to critical information, our platform is accessible online anytime and anywhere, including on mobile devices.

•	LinkedIn Mobile. LinkedIn mobile applications are provided across a range of platforms and languages, including iOS for iPhone and iPad, Android, Blackberry, and Windows Mobile.

•
Robust set of APIs. We believe that every modern business application is more useful and productive if it is personalized according to a professional's profile and his or her network of connections. In 2009, we launched a public website that allows any developer to agree to a standard set of guidelines and terms and then integrate our content and services into their applications leveraging standards-based technology. These applications can be hosted on third-party websites or deployed on our platform. In late 2011, we announced a Certified Developer Program, which is a network of developers screened to help marketers, agencies and companies use LinkedIn to connect with their audiences. Third parties are increasingly leveraging our APIs.

•
Widgets. We provide a set of simple, embeddable widgets for standard features to allow any web developer to include rich content from our network into their website or application without complex programming. We currently provide the following widgets:

•	Profile Widget. Displays the public profile of a given member.

•	Company Insider. Displays information about whom the member knows at a particular company.

•	Sharing. Displays a simple button to help members easily share content with their network.

•	Recommendation. Displays a simple button to help members easily recommend a product or service offered by a company to their network.

•	Alumni Widget. Provides information about whom the member knows from a particular educational institution.
Monetized Solutions
In addition to our free solutions, we also charge for certain solutions that provide members, enterprises and professional organizations with enhanced functionality and additional benefits.
Talent Solutions
Our Talent Solutions include LinkedIn Corporate Solutions, LinkedIn Jobs and Subscriptions. Our solutions aim to be the most effective way for enterprises and professional organizations to efficiently identify and acquire the right talent for their needs.
LinkedIn Corporate Solutions. LinkedIn Corporate Solutions include the following six products:

•
LinkedIn Recruiter. Our flagship talent solution enables enterprises and professional organizations to find, contact and hire highly qualified passive and active candidates. We believe that a substantial majority of our members are passive in that they are not actively looking to change jobs. Recruiter provides premium functionality including:

•
Advanced Searches. Ability to search and view every profile on our network, giving most recruiters access to tens of millions more profiles than they would have available with our free offering. Advanced searches can be conducted using keywords found anywhere in a member's profile, such as schools attended and languages spoken, or by data derived from profiles, such as years of experience.

•	Project Management. As enterprises and professional organizations find relevant profiles, they are able to organize them into project folders, add notes, and add reminders for follow-up.

•	InMail. Enterprises and professional organizations can send messages directly to candidates to tell them more about their organization or the specific opportunity, subject to the member's discretion.

•	Collaboration. Recruiters in the same enterprise or professional organization can see which profiles their colleagues have viewed, saved, or annotated.

•	Job Slots. A Job Slot entitles an enterprise or professional organization to post a job. The job that is posted can be changed, updated or modified at any time over the life of the contract.

•
LinkedIn Referral Engine. Referral Engine enables enterprises and professional organizations to leverage the networks of their employees to find qualified candidates for open positions. For each job posting, Referral Engine automatically looks across the connections of the organization's employees to find candidates qualified for that position. Referral Engine then presents matches to the organization's employees, enabling them to make referrals they think are appropriate in just a few clicks.

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

•
LinkedIn Talent Pipeline. Enterprises and professional organizations can easily manage all of their talent leads in one place. LinkedIn Talent Pipeline is available as a standalone solution or as part of Recruiter.

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

•
Jobs You May Be Interested In (JYMBII). We use profile data to display relevant job postings to members even if they are not conducting a job search. Job recommendations are displayed on a member's homepage and can also be displayed on other websites. In addition, companies can highlight job recommendations in JYMBII through Sponsored Jobs.

•
Work With Us. Enterprises and professional organizations can elect to display the JYMBII module as an add-on to each of their employee's profiles, allowing them to leverage their employee base to attract relevant candidates.

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

•
Whitepapers. Marketers can target whitepapers using the same targeting engine used for LinkedIn Ads. The download pages for whitepapers have pre-filled fields with members' profile data, reducing friction and maximizing leads for a marketer.

•	Recommendation Ads. These ad units include the number of members who have recommended a company's product or service. Members can share or recommend the product or service directly from the ad unit.

•	Partner Messages. These messages allow for customization of InMail messages, including co-branded landing pages, and ad unit and a call-to-action button.

•	LinkedIn Ads API. The LinkedIn Ads API enables our social marketing agency partners to build custom tools and solutions to launch, manage, and optimize their LinkedIn advertising at scale.
LinkedIn Ads. Our self-service platform enables advertisers to build and target their advertisement to our members based on information in their profile. LinkedIn Ads includes the following features:

•	Targeting. Ads are targeted to specific members based on their profile information. Targetable attributes include the member's title, function, employer, industry and geography.

•	Daily Campaign Budgets. A maximum daily budget can be set for advertisements.

•	Campaign Management. Advertisers can set up and manage multiple campaigns as well as multiple ad units per campaign.

•	Reporting. Advertisers can continuously monitor clicks, impressions, click-through rates, average cost-per-click and total budget spent by ad.
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

•
Sales Navigator. LinkedIn Sales Navigator is a premium social selling solution that provides sales professionals with the ability to quickly find, qualify and create new opportunities and helps sales management accelerate the social selling capabilities of their sales organization.

We also offer subscriptions to InMail, Profile Organizer and LinkedIn for Salesforce on a standalone basis.
Sales, Marketing and Customer Support
Depending on the specific product, we sell our Talent and Marketing Solutions offline through our field sales organization or online on our website. We sell our Premium Subscriptions primarily online on our website. Our field sales organization uses a direct sales force to solicit customers and agencies. In the United States, our field sales organization is located in Chicago, New York and the San Francisco Bay Area. Outside of the United States, we have additional field sales offices in Australia, Brazil, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, the Netherlands, Singapore, Spain, Sweden, the United Arab Emirates and the United Kingdom.

For our Talent Solutions, we divide our field sales organization between account executives who are responsible for new business and relationship managers who focus on renewing and selling additional seats and solutions to existing customers. Some of our Talent Solutions products, such as Talent Finder and Job Seeker, are sold online on our website.
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
We believe that customer support is critical to retaining and expanding both our member base and customers. Our global customer operations group responds to both business and technical inquiries from individual members and enterprises and professional organizations relating to their accounts and how to use our features and products. Self-service support is available through our website and customers can also contact us via e-mail. We have specific premium support teams dedicated to premium subscribers, online advertisers, and our Talent Solutions customers.
Customers
Our customers include individuals, enterprises, and professional organizations. No individual customer represented more than 10% of our net revenue in 2012, 2011 or 2010.
Technology Infrastructure
Our technology platform is designed to create an engaging professional networking experience for our members and is built to enable future growth at scale. We employ technological innovations whenever possible to increase efficiency and scale our business.
Our products rely upon and leverage the massive amounts of data in our network. This rich dataset has grown exponentially, requiring scalable computing resources. We will continue to invest in building proprietary and using open sourced technologies around our data, search and solutions. Our product development expense was $257.2 million, $132.2 million and $65.1 million in 2012, 2011 and 2010, respectively.
Our key technology platforms are described below:

•
Professional Graph. Our fully distributed system is comprised of a graph engine where nodes can represent individuals, companies, schools and other entities and edges can be a connection, a “follow,” or an employee at a given company. The professional graph holds an individual's real-time network and enables a variety of complex calls like establishing the degree by which two nodes are connected (e.g., 2nd degree vs. 3rd degree).

•
Open Sourced Technologies. We deploy aspects of our technology into the open source community to help increase the speed at which the technology can mature. The combination of open source and proprietary technologies used in our platforms increases the speed at which we can deploy our products at scale. For example, Hadoop is an open source project used to batch compute data for different features on our website based on our members' data and traffic patterns. Hadoop enables us to scale our calculations on an expanding set of data and to do these calculations more frequently.

•
Search. Our proprietary search technology combines structured and free-form content to allow users to search across numerous parameters. Our search is powered by our rich dataset based on facets and key words and is fundamentally personalized as all search requests use a member's network to affect relevance and ranking. Our search is real time, distributed and multilingual and serves the needs of both members and enterprises and professional organizations.

•
Customized Content, Matching, Targeting and Recommendations. We have developed a proprietary intelligence and recommendation engine for extracting professional insights by utilizing our rich dataset. This engine enables us to provide our users with customized content and recommendations. For example, based on a member's profile, their 2nd and 3rd degree connections, their viewing and clicking history, and a host of other criteria, our algorithms can provide intelligence and recommendations around Talent Match, People You May Know, Groups You May Like, Jobs You May Be Interested In or Companies You May Be Interested In. Our targeting and recommendation technologies continue beyond just a member's profile by providing intelligence around similar profile views and similar job views.

•
Ad Targeting Platform. We use a combination of traditional and proprietary ad targeting and delivery technologies. The combination is optimized to work with our respective partners to provide the optimal user experience. Our proprietary systems leverage our feature extraction, information retrieval, and matching systems to provide the most relevant ads.

•
Document Conversion Technologies. We use a combination of open source and proprietary technologies to convert documents in various formats (e.g., pdf, doc, ppt) into html5, a mark up language for structuring and presenting content on the Internet, so that the document can be displayed on LinkedIn.com and Slideshare.net, and embedded throughout the Internet.

Operations
We have developed our website and related infrastructure with the goal of maximizing the availability of our platform to our members, enterprises and professional organizations. Our website and related infrastructure are hosted on a network located in multiple third-party facilities. Our material data center facilities are provided by Equinix Operating Co., Inc. ("Equinix") pursuant to a master service agreement with Equinix dated February 2008. Under this agreement, Equinix provides us with data center space in various locations.
Intellectual Property
We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology, in part, by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.
In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States. Our registered trademarks in the United States include “LinkedIn” and the “in” design mark, as well as others, and as of December 31, 2012, we owned or had licenses to seven issued U.S. patents related to online networking, which expire between 2017 and 2029, and 124 patent applications on file in the United States and internationally.
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
Companies in the Internet, social media technology and other industries may own large numbers of patents, copyrights, and trademarks and may frequently request license agreements, threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights. From time to time, we face, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more intellectual property claims.
Competition
We face significant competition in all aspects of our business. Specifically, we compete for members, enterprises and professional organizations; the bases upon which we compete differ among these areas as discussed below.

•
Members-Professional Networks. The market for online professional networks is new and rapidly evolving. Other companies such as Facebook, Google, Microsoft and Twitter are developing or could develop competing solutions. Further, some of these companies are partnering with third parties to offer products and services that could compete with ours. We face competition from a number of smaller companies in international markets, such as Xing in Germany and Viadeo in France, that provide online professional networking solutions, as well as Internet companies in the customer relationship management market, such as salesforce.com (Chatter and Jigsaw). Additionally, we compete against smaller companies that focus on groups of professionals within a specific vertical or industry. Because membership on our website is available at no cost, we don't compete for members on the basis of price. Instead, we compete primarily on the basis of the value and relevance of the products for professionals, ease of use and availability of our website and our products and solutions, and the total number of professional members and relevant data available.

•
Enterprises and Professional Organizations-Talent Solutions. With respect to our Talent Solutions, we compete with established online recruiting companies such as Monster, CareerBuilder, and Indeed.com and larger companies that are focusing on talent management and human resource services, such as Oracle (through its acquisition of Taleo), SAP (through its acquisition of SuccessFactors) and IBM (through its acquisition of Kenexa), and traditional recruiting firms. Additionally, other companies, including newcomers to the recruiting industry, may partner with internet companies, including social networking companies, to provide services that compete with our solutions, either on their own or as third party applications, such as BranchOut. In this area, we compete primarily on the basis of the efficiency and usefulness of our solutions for enterprises and professional organizations, which are influenced by the number and engagement of our members.

•
Enterprises and Professional Organizations-Advertising and Marketing. With respect to our Marketing Solutions, we compete with online and offline outlets that generate revenue from advertisers and marketers. In this area, we compete to attract and retain advertisers by giving them access to the most relevant and targeted audiences for their products or services.

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
Government Regulation
We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business online, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.
In the area of information security and data protection, most states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California's Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.
We are also subject to federal, state, and foreign laws regarding privacy and protection of member data. We post on our website our privacy policy and user agreement, which describe our practices concerning the use, transmission and disclosure of member data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of privacy and data protection laws, and their application to the Internet is unclear, evolving and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices, or that new regulations will be enacted. Complying with these varying domestic and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members' privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers, which could adversely affect our business.
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

•	Integrity. We don't believe the ends justify the means. Rather, we expect employees to do the right thing no matter what.

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

We believe we have assembled an extremely talented group of employees and strive to hire the best employees to solve very significant challenges. As of December 31, 2012, we had 3,458 employees, consisting of 1,522 employees in engineering, product development and customer operations, 1,468 employees in sales and marketing, and 468 employees in general and administrative.
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
Information about Segment and Geographic Revenue
Information about segment and geographic revenue is set forth in Note 13 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Seasonality
Our business is affected by both, cyclicality in business activity, and seasonal fluctuations in Internet usage. We believe our rapid growth has masked the cyclicality and seasonality of our business. As our revenue growth rate slows, we expect that the cyclicality and seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate. In particular, we expect sales of Talent Solutions to be weaker in the first quarter of the year due to budgetary cycles and sales of our Marketing Solutions to be weaker in the third quarter of the year as Internet usage during the summer months generally slows.

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

We have a limited operating history in a new and unproven market that may not develop as expected, if at all. This limited operating history makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter in this rapidly evolving market. These risks and difficulties include our ability to, among other things:

•	hire, integrate and retain world class talent;

•	continue to earn and preserve our members' trust with respect to their professional reputation and information;

•
develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage globally while also implementing appropriate localization, as well as the deployment of new features and products;

•	increase our number of registered members and member engagement;

•
responsibly use the data that our members share with us to provide solutions that make our members more productive and successful and that are critical to the talent, marketing and sales needs of enterprises and professional organizations;

•	process, store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security;

•	halt the operations of websites that aggregate our data as well as data from other companies, or copycat websites that have misappropriated our data;

•	avoid interruptions or disruptions in our service or slower than expected load times for our services;

•	increase revenue from the solutions we provide;

•	successfully adapt to mobile markets and optimize services for mobile devices;

•	successfully expand our business, especially internationally;

•	successfully compete with other companies that are currently in, or may in the future enter, the online professional network space; and

•	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.

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
Our solutions involve the collection, processing, storage, sharing, disclosure and usage of members' and customers' information and communications, some of which may be private. We are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information, such as credit card information. For example, in June 2012, we learned that approximately 6.5 million of our members' encrypted passwords were stolen and published on an unauthorized website. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites, or the loss or unauthorized disclosure of confidential information, our members or customers may be harmed or lose trust and confidence in us, and decrease the use of our website and services or stop using our services in their entirety, we could be subject to liability and litigation, and we would suffer reputational and financial harm. Additionally, we are, and in the future could be, subject to regulatory investigations and litigation in connection with a security breach or related issue, and we could also be liable to third parties for these types of breaches. For example, we work with third party vendors to process credit card payments by our customers and are subject to payment card association operating rules. If our security measures fail to protect this information adequately or we fail to comply with the applicable operating rules, we could be liable to both our customers for their losses, as well as the vendors under our agreements with them, we could be subject to fines and higher transaction fees, we could face regulatory action, and our customers and vendors could end their relationships with us, any of which could harm our business and financial results.
Unauthorized parties may also attempt to fraudulently induce employees, members or customers to disclose sensitive information in order to gain access to our information or our members' or customers' information or access this information through other means, or abuse our systems in ways that otherwise degrade our users' experience with LinkedIn, such as sending numerous unsolicited emails. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new members and increase engagement by existing members, cause existing members to close their accounts or existing customers to cancel their contracts, subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our operating results.
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
If the number of our actual members does not meet our expectations, if the rate at which we add new members slows or declines or if we are unable to increase the breadth and frequency of our visiting members, then our business may not grow as fast as we expect. In addition, we track certain performance metrics with internal tools, which are not independently verified by any third party. The information and the tracking have a number of limitations. If our internal tools we use to track these metrics undercount or overcount performance, the data we report may not be accurate. This may harm our operating and financial results and may cause our stock price to decline.
If our members' profiles are out-of-date, inaccurate or lack the information that users and customers want to see, we may not be able to realize the full potential of our network, which could adversely impact the growth of our business.
If our members do not update their information or provide accurate and complete information when they join LinkedIn or do not establish sufficient connections, the value of our network may be negatively impacted because our value proposition as a professional network and as a source of accurate and comprehensive data will be weakened. For example, customers of our Talent Solutions (formerly Hiring Solutions) may not find members that meet their qualifications or may misidentify a candidate as having such qualifications, which could result in mismatches that erode customer confidence in our solutions. Similarly, incomplete or outdated member information would diminish the ability of our Marketing Solutions customers to reach their target audiences and our ability to provide our customers with valuable insights. Therefore, we must provide features and products that demonstrate the value of our network to our members and motivate them to contribute additional, timely and accurate information to their profile and our network. If we fail to successfully motivate our members to do so, our business and operating results could be adversely affected.

We collect, process, store, share, disclose and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.
We collect, process, store, share, disclose and use information about our members and users, including personal information and other data, and we enable our members to passively and proactively share their personal information with each other and with third parties and to communicate and share news and other information into and across our platform . There are numerous federal, state and local laws around the world regarding privacy and the collection, storing, sharing, using, processing, disclosing and protecting of personal information and other member data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or our policies, such violations may also put our members' information at risk and could in turn have an adverse effect on our business.
Public scrutiny of Internet privacy issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to our members and customers, thereby harming our business.
The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation of the collection and use of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number on-line, social media companies. Similar actions may also impact LinkedIn directly. The White House recently published a report calling for a consumer privacy Bill of Rights that could impact the collection of data, and the Department of Commerce seeks to establish a consensus-driven Do-Not-Track standard that could impact on-line and mobile advertising. In addition, the European Union is in the process of promulgating a new General Data Protection Regulation, which would apply across the entire EU and may result in significantly greater compliance burdens for companies with users and operations in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. Recently, the State of California and several other states have adopted privacy guidelines with respect to mobile application.
Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our members share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the use or disclosure of data our members choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that we collect about our members.
Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.
We are subject to a variety of laws in the United States and abroad, including laws regarding privacy, data protection, data security, data retention and consumer protection and the provision of online payment services that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy and data protection and other matters that may be applicable to our business. It is also likely that as our business grows and evolves and our solutions are used in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. Further, as our services and solutions expand to include more content, additional laws and regulations may become applicable to our products and offerings. Users of our site and our solutions could also abuse or misuse our products in ways that violate laws. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

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
The number of people who access online services through devices other than personal computers, including smart phones, handheld tablets and mobile telephones has increased dramatically in the past few years and is projected to continue to increase. If the mobile solutions we have developed do not meet the needs of our users, users may reduce their usage of our platform and our business could suffer. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such devices.
Growth in access to LinkedIn's services through mobile devices as a substitute for access on personal computers may negatively affect our revenue and financial results.

Because access to online services through mobile devices is growing, our members are increasingly accessing LinkedIn on mobile devices. While many of our members who use our online services on mobile devices also access LinkedIn through personal computers, as we have developed our mobile solutions, we have seen substantial growth in mobile usage, and we anticipate that the rate of growth in mobile usage will continue to grow. Advertising is a source of revenue for us, and it is not clear that we will be able find ways for our Marketing Solutions product to be effectively used on mobile devices. Accordingly, if our members increasingly use mobile devices as a substitute for access to our online services as opposed to personal computers, and if we are unable to successfully implement monetization strategies for our solutions on mobile devices, if these strategies are not as successful as our offerings for personal computers, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected.
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
Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance because of a variety of factors, some of which are outside of our control. Any of these events could cause the market price of our Class A common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•	our ability to increase our member base and member engagement;

•	disruptions or outages in the availability of our websites or services, actual or perceived breaches of privacy, and compromises of our member data;

•	our commitment to putting our members first even if it means forgoing short-term revenue opportunities;

•	shifts in the way members and users access our websites and services from personal computers to mobile devices;

•	the unproven nature of our business model;

•	changes in our pricing policies or those of our competitors;

•	our ability to increase sales of our products and solutions to new customers and expand sales of additional products and solutions to our existing customers;

•	the size and seasonal variability of our customers' recruiting and marketing budgets;

•	the extent to which existing customers renew their agreements with us and the timing and terms of those renewals;

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
Given our limited operating history and the rapidly evolving market of online professional networks, our historical operating results may not be useful to you in predicting our future operating results. We believe our rapid growth has masked the cyclicality and seasonality of our business. As our revenue growth rate slows, we expect that the cyclicality and seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate. In particular, we expect sales of Talent Solutions to be weaker in the first quarter of the year due to budgetary cycles and sales of our Marketing Solutions to be weaker in the third quarter of the year as use of online services during the summer months generally slows. In addition, global economic concerns continue to create uncertainty and unpredictability and add risk to our future outlook. Sovereign debt issues and economic uncertainty in the United States, Europe and around the world raise concerns in markets important to our business. An economic downturn in any particular region in which we do business or globally could result in reductions in sales of our Talent Solutions and Marketing Solutions, decreased renewals of existing arrangements and other adverse effects that could harm our operating results.
We expect our revenue growth rate to decline, and, as our costs increase, we may not be able to generate sufficient revenue to sustain our profitability over the long term.
From 2008 to 2012, our annual net revenue grew from $78.8 million to $972.3 million, which represents a compounded annual growth rate of approximately 87%. As our net revenue has increased to higher levels, our revenue growth rate has slowed, and we expect that it will continue to decline over time. We also expect that the growth rates of each of our three primary business lines will fluctuate and the business lines may not grow at the same rate. As with 2012, our philosophy in 2013 is to continue to invest for future growth. We expect to continue to expend substantial financial and other resources on:

•	our technology infrastructure, including architecture, development tools scalability, availability, performance and security, as well as disaster recovery measures;

•	product development, including investments in our product development team and the development of new features for both members and customers;

•	sales and marketing, including a significant expansion of our field sales organization;

•	international expansion in an effort to increase our member base, engagement and sales; and

•	general administration, including legal and accounting expenses related to being a public company with an expanding global presence.
These investments may not result in increased revenue or growth in our business, and will increase our expenses. If we fail to continue to grow our revenue and overall business, our operating results and business would be harmed.

We expect to face increasing competition in the market for online professional networks from social networking sites and Internet search companies, among others, as well as continued competition for customers of our Talent Solutions and Marketing Solutions.
We face significant competition in all aspects of our business, and we expect such competition to increase, particularly in the market for online professional networks.
Our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on our market and could directly compete with us. Smaller companies, including application developers, could also launch new products and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets for Talent Solutions and Marketing Solutions to continue to focus on these areas. A number of these companies may have greater resources than us, which may enable them to compete more effectively. Additionally, users of social networks may choose to use, or increase their use of, those networks for professional purposes, which may result in those users decreasing or eliminating their use of LinkedIn. Companies that currently focus on social networking could also expand their focus to professionals. We and other companies have historically established alliances and relationships with some of these companies to allow broader exposure to users and access to data on the Internet. We may also, in the future, establish alliances or relationships with other competitors or potential competitors. To the extent companies terminate such relationships and establish alliances and relationships with others, our business could be harmed. Specifically, we compete for members, enterprises and professional organizations as discussed below.
Members-Professional Networks. The market for online professional networks is new and rapidly evolving. Other companies such as Facebook, Google, Microsoft and Twitter are developing or could develop competing solutions. Further, some of these companies are partnering with third parties to offer products and services that could compete with ours. We face competition from a number of smaller companies in international markets, such as Xing in Germany and Viadeo in France, that provide online professional networking solutions, as well as Internet companies in the customer relationship management market, such as salesforce.com (Chatter and Jigsaw). Additionally, we compete against smaller companies that focus on groups of professionals within a specific industry or vertical. Our competitors may announce new products, services or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and operating results. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results.
Enterprises and Professional Organizations-Talent Solutions. With respect to our Talent Solutions, we compete with established online recruiting companies, such as Monster, CareerBuilder, and Indeed.com, talent management companies and larger companies that are focusing on talent management and human resource services, such as Oracle (through its acquisition of Taleo), SAP (through its acquisition of SuccessFactors) and IBM (through its acquisition of Kenexa), and traditional recruiting firms. Additionally, other companies, including newcomers to the recruiting industry, may partner with Internet companies, including social networking companies, to provide services that compete with our solutions, either on their own or as third party applications, such as BranchOut. If the efficiency and usefulness of our products to enterprises and professional organizations do not continue to exceed those provided by competitors, which factors are influenced by the number and engagement of our members, we will not be able to compete successfully.
Enterprises and Professional Organizations-Marketing Solutions. With respect to our Marketing Solutions, we compete with online and offline outlets that generate revenue from advertisers and marketers. To the extent competitors are better able to provide customers with cost-effective access to attractive demographics, either through new business models or increased user volume, we may not be successful in retaining our existing advertisers or attracting new advertisers, and our business would be harmed.
Finally, other companies that provide content for professionals could develop more compelling offerings that compete with our Premium Subscriptions and adversely impact our ability to sell and renew subscriptions to our members.
If we fail to effectively manage our growth, our business and operating results could be harmed.
We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of December 31, 2012, approximately 46% of our employees had been with us for less than one year and approximately 77% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. In particular, we intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. We face significant competition for talent from other Internet and high-growth companies, which include both publicly traded and privately-held companies. As we have transitioned from a private company to a public company, this competition has become even more acute in assessing appropriate compensation packages, particularly, determining the mix of cash and equity compensation. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion, and because of our growth, we have significantly expanded our operating lease commitments, which has increased our expenses. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.
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

•	differing and potentially lower levels of member growth and engagement in new and nascent geographies;

•	compliance with applicable foreign laws and regulations, including potential risk of penalties to individual members of management if our practices are deemed to be out of compliance;

•	longer payment cycles in some countries;

•	credit risk and higher levels of payment fraud;

•	compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	foreign exchange controls that might require significant lead time in setting up operations and bank accounts before monetizing certain geographic territories;

•	political and economic instability in some countries, specifically in Ireland;

•	double taxation of our non-U.S. earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and

•	higher costs of doing business internationally.
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

Our business depends on a strong and trusted brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of members, enterprises and professional organizations, our ability to increase their level of engagement and our ability to attract and retain high level employees.
We have developed a strong and trusted brand that we believe has contributed significantly to the success of our business. Our brand is predicated on the idea that individual professionals will trust us and find immense value in building and maintaining their professional identities and reputations on our platform. If our members or potential members determine that they can use other platforms, such as social networks, for the same purposes as or as a replacement for our network, or if they choose to blend their professional and social networking activities, our brand and our business could be harmed. Maintaining, protecting and enhancing the “LinkedIn” brand is critical to expanding our base of members, enterprises, advertisers, corporate customers and other partners, and increasing their engagement with our services, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality solutions, which we may not do successfully. For example, members or customers could find that new products or features that we introduce are difficult to use or may feel that they degrade their experience on LinkedIn, which could harm our reputation for delivering high-quality products. Our brand is also important in attracting and maintaining high performing employees. If we do not successfully maintain a strong and trusted brand, our business could be harmed.
We may not be able to halt the operations of online services that aggregate our data as well as data from other companies, including social networks, or copycat online services that have misappropriated our data in the past or may misappropriate our data in the future. These activities could harm our brand and our business.
From time to time, third parties have used data from our networks through scraping, robots or other means and aggregated this data on their online services with other data. In addition, “copycat” online services have misappropriated data on our network and attempted to imitate our brand or the functionality of our services. These activities could degrade our brand, negatively impact our website performance and harm our business. When we have become aware of such online services, in many instances we have employed contractual, technological or legal measures in an attempt to halt unauthorized activities. In addition, if our customers do not comply with our terms of service, they also may be able to abuse our products and services and provide access to our solutions to unauthorized users. However, we may not be able to detect any or all of these types of activities in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of online services operating from outside of the United States, our available legal remedies may not be adequate to protect our business against such activities. Regardless of whether we can successfully enforce our rights against these online services, any measures that we may take could require us to expend significant financial or other resources.
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
Obtaining and maintaining effective intellectual property rights is expensive, including the costs of defending our rights. We are seeking to protect our trademarks, patents, and domain names in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions for every such right or which we may not pursue in every location. In particular, we believe it's important maintain, protect and enhance the “LinkedIn” brand. Accordingly, we pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States. We have already and may, over time, increase our investment in protecting innovations through investments in patents and similar rights that is expensive and time-consuming.
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
We are party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We are currently facing, or may face in the future, allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we are facing or may face, may be protracted and expensive, and the results are difficult to predict. Over the last year, we have experienced an increase in patent litigation involving non-practicing entities, which are expensive to defend. Additionally, as certain litigation matters mature, costs related to those matters increase. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and features while we develop non-infringing substitutes or require us to stop offering certain features. Additionally, we could become subject to mandatory periodic audits as a result of regulatory proceedings, which would likely increase our regulatory compliance costs, and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings and litigation, even if we achieve favorable outcomes, is time-consuming and diverts management's attention from our business.
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
The rate at which we expand our customer base or increase our customers' renewal rates may decline or fluctuate because of several factors, including the prices of our solutions, the prices of products and services offered by our competitors, reduced hiring by our customers or reductions in their talent or marketing spending levels due to macroeconomic or other factors and the efficacy and cost-effectiveness of our solutions. If we do not attract new customers or if our customers do not renew their agreements for our solutions, renew on less favorable terms, or do not purchase additional functionality or offerings, our revenue may grow more slowly than expected or decline.
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
We believe that our culture has the potential to be a key contributor to our success. From 2011 to 2012, we increased the size of our workforce by more than 60%, and we expect to continue to hire aggressively as we expand. If we do not continue to develop our corporate culture as we grow and evolve, including maintaining our culture of transparency with our employees, it could harm our ability to foster the innovation, creativity and teamwork we believe we need to support our growth. In addition, we completed our initial public offering in May 2011. As a result, employees who have been with us for longer than two years have been able to and may continue to realize substantial financial gains in connection with the sales of their shares from the exercise of their vested options, which could result in a loss of employees. There will likely be disparities of wealth between those of our employees whom we hired prior to our initial public offering in May 2011 and those who joined us after we became a public company, which could adversely impact relations among employees and our culture in general.
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

Our solutions depend on the ability of our members to access the Internet and our services. Enterprises or professional organizations, including governmental agencies, could block or restrict access to our online services, website or the Internet generally for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit listing the employers' names on the employees' LinkedIn profiles in order to minimize the risk that employees will be contacted and hired by other employers.

In some cases, certain governments may seek to restrict the Internet or our service providers' websites, services and solutions and the performance of our websites, services and solutions could be suspended, blocked (in whole or part) or otherwise adversely impacted in these jurisdictions. For example, the government of the People's Republic of China has blocked access to many social networking and other sites, including ours, and certain self-regulatory organizations have policies that could result in access to our content, services or features being blocked. Any restrictions on the use of our services by our members and users could lead to the loss or slowing of growth in our member base or the level of member engagement.
If Internet search engines' methodologies are modified or our search result page rankings decline for other reasons, our member engagement could decline.
We depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our website. Similarly, we depend on providers of mobile application “store fronts” to allow users to locate and download our mobile applications that enable our service. Our ability to maintain the number of visitors directed to our website and users of our online services is not entirely within our control. Our competitors' search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our members to use our website, or if our competitors' SEO efforts are more successful than ours, overall growth in our member base could slow, member engagement could decrease, and we could lose existing members. These modifications may be prompted by search engine companies entering the online professional networking market or aligning with competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our websites would harm our business and operating results.
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
Our products and services depend on the ability of our members and customers to access the Internet through their personal computers and mobile devices. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers, any of whom could take actions that degrade, disrupt, or increase the cost of user access to our products or solutions, which would, in turn, negatively impact our business. Further, the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws limiting Internet neutrality, could decrease the demand for our subscription service or the usage of our services and increase our cost of doing business.

Our growth depends in part on the success of our strategic relationships with third parties.
We anticipate that we will continue to depend on relationships with various third parties, including technology and content providers to grow our business. Identifying, negotiating and maintaining relationships with third parties requires significant time and resources, as does integrating third-party content and technology. Our agreements with technology and content providers and similar third parties are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to these parties to favor their solutions or may prevent us from developing strategic relationships with these parties. In addition, these third parties may not perform as expected under our agreements with them, and we have had, and may in the future have, disagreements or disputes with these parties, which could negatively affect our brand and reputation. It is possible that these third parties may not be able to devote the resources we expect to the relationship or they may terminate their relationships with us. Further, as users increasingly access our services through mobile devices, we are becoming more dependent on the distribution of our mobile applications through third parties, and we may not be able to access their application program interfaces. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our business could be impaired, and our operating results would suffer. Even if we are successful, these relationships may not result in improved operating results.
If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Consequently, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net income. Additionally, hedging programs rely on our ability to forecast accurately and could expose us to additional risks that could adversely affect our financial condition and results of operations.
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
Members of the U.S. House of Representatives and the U.S. Senate have released draft proposals to reform the U.S. system for taxing cross-border income. Provisions that would tighten tax laws with respect to international operations have been part of every Obama Administration budget and the President's Economic Recovery Advisory Board (PERAB) has issued a report that includes an extensive discussion of international tax reform options (PERAB 2010). Possible future changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Additionally, changes in tax laws or regulations in jurisdictions outside the United States, including countries in Europe, could materially impact our business. Due to the large and expanding scale of our international business activities, any changes in the U.S. or international taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

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
We have acquired several private companies in the last few years. While these acquisitions were primarily to acquire talent and technology, we may engage in larger acquisitions in the future and these transactions could be material to our financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	loss of key employees of the acquired company and other challenges associated with integrating new employees into our culture;

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	implementation or remediation of controls, procedures, and policies at the acquired company;

•	integration of the acquired company's accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing function;

•	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights or increase our risk for liability;

•	failure to successfully further develop the acquired technology; and

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

Risks Related to Our Class A Common Stock

The dual class structure of our common stock as contained in our charter documents has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founders and our executive officers, employees and directors and their affiliates, and limiting our other stockholders' ability to influence corporate matters.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 69.1% of the voting power of our outstanding capital stock as of December 31, 2012. Our co-founder and Chair, Reid Hoffman, controlled approximately 16.3% of our outstanding shares of Class A and Class B common stock, representing approximately 61.5% of the voting power of our outstanding capital stock as of December 31, 2012. Therefore, Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters for the foreseeable future.

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
The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have at times experienced extreme price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could harm our business.

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
The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain qualified board members.
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
We have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
As of December 31, 2012, we lease approximately 373,000 square feet of space in our headquarters in Mountain View, California, of which approximately 70,000 square feet is under construction by our landlord. The lease term is currently estimated to expire in 2023. In addition, we recently entered into a lease effective as of December 13, 2012 that provides approximately 587,000 additional square feet in Sunnyvale, California to be constructed by our landlord. The lease term is 12 years from the estimated date of delivery of the newly constructed buildings, and is currently estimated to expire in 2026.  We also lease additional sales and marketing and customer support offices in Chicago, New York, Omaha, San Francisco, Santa Monica, and Sunnyvale. We lease our international headquarters office in Dublin, Ireland and lease additional sales and marketing offices in Australia, Brazil, Canada, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Singapore, Spain, Sweden, the United Arab Emirates and the United Kingdom. We also operate data centers in the United States pursuant to various lease agreements.

We believe that our current facilities are adequate to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate ongoing operations and any such growth. However, we expect to incur additional expenses in connection with such new or expanded facilities.

Item 3.	Legal Proceedings
We are subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Over the last year, we have experienced an increase in patent litigation involving non-practicing entities, which are expensive to defend. Additionally, as certain litigation matters mature, costs related to those matters increase. Other regulatory matters could result in fines and penalties being assessed against us, and we may become subject to mandatory periodic audits, which would likely increase our regulatory compliance costs, and may require us to change our business practices, which could negatively impact our revenue growth.
We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Periodically, we evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and our judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that we may be required to accrue for, we may be exposed to loss in excess of the amount accrued, and such amounts could be material.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “LNKD” since May 19, 2011. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock. The following table sets forth for the periods indicated the high and low sales price per share of our Class A common stock as reported on the NYSE for the periods indicated:

	2012		2011
	High	Low	High	Low

First Quarter	$106.97	$61.28	n/a	n/a
Second Quarter (1)	120.63	88.00	$122.70	$60.14
Third Quarter	125.50	91.67	115.05	70.04
Fourth Quarter	123.51	94.75	95.00	55.98

(1)	The period reported for the second quarter of 2011 is from May 19, 2011 through June 30, 2011.
On December 31, 2012, the last reported sale price of our Class A common stock on the NYSE was $114.82 per share. As of December 31, 2012, we had 138 holders of record of our Class A common stock and 94 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following graph shows a comparison from May 19, 2011 (the date our common stock commenced trading on the NYSE) through December 31, 2012 of the cumulative total return for our Class A common stock, the S&P 500 Index and the SNL Kagan New Media Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the SNL Kagan New Media Index assume reinvestment of dividends.

LinkedIn Corporation Total Return Performance

300
250
200
150
100
50
Index Value
05/18/11
06/30/11
09/30/11
12/31/11
03/31/12
06/30/12
09/30/12
12/31/12
LinkedIn Corporation
S&P 500
SNL Kagan New Media

	Period Ending
Index	5/18/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
LinkedIn Corporation	100.00	200.20	173.51	140.02	226.64	236.16	267.56	255.16
S&P 500	100.00	98.73	85.04	95.08	107.05	104.11	110.72	110.30
SNL Kagan New Media	100.00	100.19	102.17	107.83	138.25	134.04	148.06	132.17

Issuer Purchases of Equity Securities
No shares of our Class A or Class B common stock were repurchased during the three months ended December 31, 2012.

Item 6.	Selected Financial Data
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
The consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of operations for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$972,309	$522,189	$243,099	$120,127	$78,773
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	125,521	81,448	44,826	25,857	18,589
Sales and marketing	324,896	164,703	58,978	26,847	16,986
Product development	257,179	132,222	65,104	39,444	29,366
General and administrative	128,002	74,871	35,064	19,480	12,976
Depreciation and amortization	79,849	43,100	19,551	11,854	6,365
Total costs and expenses	915,447	496,344	223,523	123,482	84,282
Income (loss) from operations	56,862	25,845	19,576	(3,355)	(5,509)
Other income (expense), net	252	(2,903)	(610)	230	1,277
Income (loss) before income taxes	57,114	22,942	18,966	(3,125)	(4,232)
Provision for income taxes	35,504	11,030	3,581	848	290
Net income (loss)	$21,610	$11,912	$15,385	$(3,973)	$(4,522)
Net income (loss) attributable to common stockholders	$21,610	$11,912	$3,429	$(3,973)	$(4,522)
Net income (loss) per share attributable to common stockholders:
Basic	$0.21	$0.15	$0.08	$(0.10)	$(0.11)
Diluted	$0.19	$0.11	$0.07	$(0.10)	$(0.11)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	105,166	77,185	42,446	41,184	42,389
Diluted	112,844	104,118	46,459	41,184	42,389
Other Financial and Operational Data:
Adjusted EBITDA (1)	$223,030	$98,713	$47,959	$14,651	$5,461
Number of registered members (at period end)	201,912	144,974	90,437	55,111	32,307

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

Stock-based compensation included in the statements of operations data above was as follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of revenue	$6,416	$1,678	$439	$370	$298
Sales and marketing	17,726	8,074	1,225	657	513
Product development	46,026	13,625	3,248	2,346	1,214
General and administrative	16,151	6,391	3,920	2,779	2,580
Total stock-based compensation	$86,319	$29,768	$8,832	$6,152	$4,605

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$270,408	$339,048	$92,951	$89,979	$80,495
Short-term investments	479,141	238,456	—	—	—
Property and equipment, net	186,677	114,850	56,743	25,730	21,724
Working capital	603,418	499,268	66,734	71,885	71,486
Total assets	1,382,330	873,697	238,188	148,559	122,062
Redeemable convertible preferred stock	—	—	87,981	87,981	87,981
Convertible preferred stock	—	—	15,846	15,413	15,413
Total stockholders’ equity	908,424	624,979	36,249	9,082	5,230
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$21,610	$11,912	$15,385	$(3,973)	$(4,522)
Provision for income taxes	35,504	11,030	3,581	848	290
Other (income) expense, net	(252)	2,903	610	(230)	(1,277)
Depreciation and amortization	79,849	43,100	19,551	11,854	6,365
Stock-based compensation	86,319	29,768	8,832	6,152	4,605
Adjusted EBITDA	$223,030	$98,713	$47,959	$14,651	$5,461

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” above, which are incorporated herein by reference. You should read the following discussion in conjunction with the consolidated financial statements and notes thereto included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in December and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview
We are the world’s largest professional network on the Internet and currently have more than 200 million members in over 200 countries and territories. Through our proprietary platform, members are able to create, manage and share their professional identity online, build and engage with their professional network, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. We believe we are the most extensive, accurate and accessible network focused on professionals.
In 2012, we achieved significant growth as compared to 2011 as our network of registered members and member engagement continues to increase and we continue to benefit from our expanded product offerings and international expansion. Our net revenue was $972.3 million in 2012, which represented an increase of 86% from 2011. Our future growth will depend, in part, on our ability to increase our member base and member engagement on both desktop and mobile, which we believe will result in increased sales of our Talent Solutions (formerly Hiring Solutions), Marketing Solutions and Premium Subscriptions to new and existing customers.
In 2013, our philosophy is to continue to invest for long-term growth and we expect to continue to invest heavily in our product development efforts to enable our members and customers to derive more value from our platform. In addition, we expect to continue to aggressively expand our field sales organization to market our solutions both in the United States and internationally. We also expect to continue to make significant capital expenditures to upgrade our technology and network infrastructure to improve the ability of our website to handle expected increases in usage, to enable the release of new features and solutions, and to scale for future growth. To support these efforts, we expect to increase our workforce which will result in an increase of headcount related expenses, including stock-based compensation. As of December 31, 2012, we had 3,458 employees, which represented an increase of 63% compared to the same period last year.

Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•
Number of Registered Members. We define the number of registered members in our network as the number of individual users who have created a member profile on our website as of the date of measurement. We believe the number of registered members is a key indicator of the growth of our network and our ability to receive the benefits of the network effects resulting from such growth. Growth in our member base depends, in part, on our ability to successfully develop and market our solutions to professionals who have not yet become members of our network. Member growth will also be contingent on our ability to include additional languages on our website and continued international expansion of our member base. We typically experience slower member growth in the third quarter of the year as a result of decreased Internet usage by professionals during the summer months. We believe that a higher number of registered members will result in increased sales of our Talent Solutions, Marketing Solutions and Premium Subscriptions, as customers will have access to a larger pool of professional talent.

The following table presents the number of registered members as of the periods presented:

	December 31,			December 31,
	2012	2011	% Change	2011	2010	% Change
	(in thousands)
Number of registered members (1)	201,912	144,974	39%	144,974	90,437	60%

(1)
 The number of registered members is higher than the number of actual members due to various factors. For more information, see “Risk Factors—The number of our registered members is higher than the number of actual members, and a substantial majority of our page views are generated by a minority of our members.”

The number of our registered members increased by 39% in 2012 compared to 2011, and by 60% in 2011 compared to 2010. Over these same periods, the increases in our net revenue exceeded the growth in our number of registered members. While growth in the number of registered members is an important indicator of expected revenue growth, it also informs our management’s decisions with respect to those areas of our business that will require further investment to support expected future membership growth. For example, as the number of registered members increases, we will need to increase our capital expenditures to improve our information technology infrastructure to maintain the effectiveness of our solutions and the performance of our website for our members.

•
Unique Visitors. We define unique visitors as users who have visited our website at least once during a month regardless of whether they are a member, based on data provided by comScore, a leading provider of digital marketing intelligence. We view unique visitors as a key indicator of growth in our brand awareness among users and whether we are providing our members with useful products and features, thereby increasing member engagement. We believe that a higher level of member engagement will result in increased sales of our Talent Solutions, Marketing Solutions and Premium Subscriptions, as customers will have access to a larger pool of professional talent. Growth in unique visitors will be driven by our international expansion, growth in the number of registered members and improvements to features and products that drive traffic to our website.

The following table presents the average monthly number of unique visitors during the periods presented:

	December 31,			December 31,
	2012	2011	% Change	2011	2010	% Change
	(in millions)
Unique visitors (1)	126	84	50%	84	52	62%

(1)
Includes the impact of Slideshare, which was acquired on May 17, 2012, beginning on June 1, 2012. Excluding the impact of Slideshare, the average monthly number of unique visitors for the year ended December 31, 2012 was 109 million.

The number of unique visitors increased by 50% in 2012 compared to 2011, and by 62% in 2011 compared to 2010. These increases reflect increased traffic to our website by a growing number of users. While this increase in unique visitors helped to drive the increase in net revenue that we experienced during this period, it also provided management with important insights into the ways in which our users and members were using our website, including how they were coming to our website and which products and features best promoted brand awareness to attract users to our website.

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

The following table presents the number of page views during the periods presented:

	December 31,			December 31,
	2012	2011	% Change	2011	2010	% Change
	(in millions)
Page views (1)	38,258	29,420	30%	29,420	18,059	63%

(1)
Includes the impact of Slideshare, which was acquired on May 17, 2012, beginning on June 1, 2012. Excluding the impact of Slideshare, the number of page views for the year ended December 31, 2012 was 37 billion.

The number of page views according to comScore increased 30% in 2012 compared to 2011, and by 63% in 2011 compared to 2010. These increases reflect increased use of the information, products and features available on our website by our users. While, similar to the increase in registered members and unique visitors, this increase in page views also helped to drive the increase in net revenue that we experienced during this period, it also provided management with important insights into the ways in which our users were utilizing the information, products and features on our website, which informs management’s decision on how to improve these products and features to provide our users with compelling reasons for continuing to come back to our website.

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

The following table presents the number of LinkedIn Corporate Solutions customers as of the periods presented:

	December 31,			December 31,
	2012	2011	% Change	2011	2010	% Change
LinkedIn Corporate Solutions customers	16,409	9,236	78%	9,236	3,865	139%
The number of LinkedIn Corporate Solutions customers increased by 78% in 2012 compared to 2011, and by 139% in 2011 compared to 2010. During these periods, we experienced an increase in net revenue from sales of our Talent Solutions, both in terms of absolute net revenue and as a percentage of our total net revenue (as further described in “Results of Operations” below), which was, and continues to be, largely driven by increases in the number of our customers that have purchased our LinkedIn Corporate Solutions products.

•
Sales Channel Mix. Depending on the specific product, we sell our Talent Solutions and Marketing Solutions offline through our field sales organization or online on our website. The vast majority of our Premium Subscriptions are sold online on our website. Our field sales organization uses a direct sales force to solicit customers and agencies. This offline channel is characterized by a longer sales cycle where price can be negotiated, higher relative average selling prices, longer contract terms, higher selling expenses and a longer cash collection cycle compared to our online channel. In the fourth quarter of 2012, we recognized approximately $4.4 million in revenue attributable to commissions for certain agency sales and recorded a corresponding amount in sales and marketing expense to reflect the gross recognition of these sales.

Our online sales channel allows members to purchase solutions directly on our website. Members can purchase Premium Subscriptions as well as certain lower priced products in our Talent Solutions and Marketing Solutions, such as job postings and self-service advertising. This channel is characterized by lower average selling prices and higher cancellations compared to our offline channel, lower selling costs due to our automated payments platform and a highly liquid collection cycle.

The following table presents our net revenue by field sales and online sales:

	Year Ended December 31,
	2012		2011		2010
	($ in thousands)
Field sales	$552,459	57%	$287,634	55%	$135,691	56%
Online sales	419,850	43%	234,555	45%	107,408	44%
	$972,309	100%	$522,189	100%	$243,099	100%

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
For additional information on the limitations of adjusted EBITDA, see “Adjusted EBITDA” in Item 6 “Selected Financial Data” for more information.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$21,610	$11,912	$15,385
Provision for income taxes	35,504	11,030	3,581
Other (income) expense, net	(252)	2,903	610
Depreciation and amortization	79,849	43,100	19,551
Stock-based compensation	86,319	29,768	8,832
Adjusted EBITDA	$223,030	$98,713	$47,959

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
We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, the valuation of goodwill and intangible assets, website and internal-use software development costs, leases, income taxes and legal contingencies have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements under Item 8.
Revenue Recognition
A majority of our arrangements for Talent Solutions and Marketing Solutions include multiple deliverables. In accordance with authoritative guidance on revenue recognition, we allocate consideration at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy. The objective of the hierarchy is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis and requires the use of: (1) vendor-specific objective evidence, or VSOE, if available; (2) third-party evidence, or TPE, if VSOE is not available; and (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available.
VSOE. We determine VSOE based on our historical pricing and discounting practices for the specific solution when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. We have not historically priced our Marketing Solutions or certain products in our Talent Solutions within a narrow range. As a result, we have only used VSOE to allocate the selling price of deliverables in limited circumstances.
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
BESP. When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The process for determining our BESP for deliverables without VSOE or TPE involves management's judgment. Our process considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors that we considered in developing our BESPs include: (1) historical sales prices, (2) prices we charge for similar offerings, (3) sales volume, and (4) geographies. Because we generally have neither VSOE nor TPE for our Talent Solutions and Marketing Solutions deliverables, the allocation of revenue has generally been based on our BESPs.
If the facts and circumstances underlying the factors we considered change or should future facts and circumstances lead us to consider additional factors, both our determination of our relative selling price under the hierarchy and our BESPs could change in future periods.
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
Leases
Historically, all of our significant leases have been accounted for as operating leases. Accounting for these leases requires significant judgment by management. Application of accounting rules and assumptions made by management will determine whether the lease is accounted for as a capital or operating lease or whether we are considered the owner for accounting purposes in accordance with authoritative accounting guidance on leases.
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

If our assumptions change and we amend an existing lease or enter into a new lease, we may have leases that are accounted for as capital leases, as well as operating leases. Accounting for a lease as a capital lease would accelerate the timing of expense recognition due to the recognition of larger amounts of interest expense near the beginning of the lease term.  It would also change the characterization of expense from rent expense to a combination of depreciation and interest expense, both of which are excluded from our adjusted EBITDA metric and would likely impact other financial metrics.  However, lease classification would not be expected to impact our cash flow.
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
We recognize a tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. In the event that any unrecognized tax benefits are recognized, the effective tax rate will be affected. If recognized, approximately $8.3 million of unrecognized tax benefit would impact the effective tax rate at December 31, 2012. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will be the same as these estimates. These estimates are updated quarterly based on factors such as change in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues.
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
Legal Contingencies
We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance.  As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations. See Note 10 of the Notes to the Consolidated Financial Statements under Item 8 for further information on our legal proceedings and litigation.

Recently Issued Accounting Pronouncements
Comprehensive Income
In June 2011, the FASB issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. We adopted this authoritative guidance in our interim period March 31, 2012.

Results of Operations
The following tables set forth our results of operations for the periods presented as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2012	2011	2010
	(as a percentage of revenue)
Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13	16	18
Sales and marketing	33	32	24
Product development	26	25	27
General and administrative	13	14	14
Depreciation and amortization	8	8	8
Total costs and expenses	94	95	92
Income from operations	6	5	8
Other income (expense), net	—	(1)	—
Income before income taxes	6	4	8
Provision for income taxes	4	2	1
Net income	2%	2%	6%
(1) Certain items may not total due to rounding.
Net Revenue
We generate revenue from Talent Solutions, Marketing Solutions and Premium Subscriptions.
Talent Solutions. During the third quarter of 2012, we renamed our Hiring Solutions product line to Talent Solutions to better reflect the value we bring to our customers. Revenue from Talent Solutions is derived primarily from providing access to the LinkedIn Recruiter product and job postings. We provide access to our professional database of both active and passive job candidates with LinkedIn Recruiter, which allows corporate recruiting teams to identify candidates based on industry, job function, geography, experience/education, and other specifications. Revenue from providing access to the LinkedIn Recruiter product is recognized ratably over the subscription period, which consists primarily of annual subscriptions that are billed monthly, quarterly, or annually. We also earn revenue from the placement of job postings on our website, which generally run for 30 days. Independent recruiters can pay to post job openings that are accessible through job searches or targeted job matches. Revenue from job postings is recognized as the posting is displayed or the contract period, whichever is shorter.
Marketing Solutions. Revenue from Marketing Solutions is earned from the display of advertisements (both graphic and text link) on our website primarily based on a cost per advertisement model. Revenue from internet advertising is recognized as the online advertisements are displayed on our website. The typical duration of our advertising contracts is approximately two months.

Premium Subscriptions. Revenue from Premium Subscriptions is derived from selling various subscriptions to customers that allow users to have further access to premium services via our LinkedIn.com website. We offer our members monthly or annual subscriptions. Revenue from Premium Subscriptions is recognized ratably over the contract period, which is generally one to 12 months.

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
	($ in thousands)
Revenue by product:
Talent Solutions	$523,582	$260,885	101%	$260,885	$101,884	156%
Marketing Solutions	258,278	155,848	66%	155,848	79,309	97%
Premium Subscriptions	190,449	105,456	81%	105,456	61,906	70%
Total	$972,309	$522,189	86%	$522,189	$243,099	115%
Percentage of revenue by product: (1)
Talent Solutions	54%	50%		50%	42%
Marketing Solutions	27%	30%		30%	33%
Premium Subscriptions	20%	20%		20%	25%
Total	100%	100%		100%	100%

(1) Certain items may not total due to rounding.
Total net revenue increased $450.1 million in 2012 compared to 2011. Net revenue from our Talent Solutions increased $262.7 million as a result of further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 78% increase in the number of LinkedIn Corporate Solutions customers as of December 31, 2012 compared to December 31, 2011. Net revenue from our Marketing Solutions increased $102.4 million due to higher sales volume by our field sales and self-service advertising solutions, as well as, to a lesser extent, higher average advertising prices. The increase in sales volume is driven by higher user engagement, which is positively impacted by increases in the number of our registered members and page views on our website. Net revenue from our Premium Subscriptions increased $85.0 million as a result of an increase in the number of premium subscribers due to increases in engagement, as evidenced by our key metrics. In addition, although still in their early stages, our sales solutions products, which include Sales Navigator, are continuing to grow at a faster rate than our other Premium Subscription products.
Total net revenue increased $279.1 million in 2011 compared to 2010. Net revenue from our Talent Solutions increased $159.0 million as a result of further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 139% increase in the number of LinkedIn Corporate Solutions customers as of December 31, 2011 compared to December 31, 2010. Net revenue from our Marketing Solutions increased $76.5 million due to the productivity of our expanded field sales organization and growth in our self service advertising solutions. Net revenue from our Premium Subscriptions increased $43.6 million as a result of an increase in the number of premium subscribers.

The following table presents our net revenue by geographic region:

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
	($ in thousands)			($ in thousands)
Revenue by geographic region:
United States	$619,485	$353,834	75%	$353,834	$176,975	100%
Other Americas (1)	66,099	28,800	130%	28,800	9,215	213%
Total Americas	685,584	382,634	79%	382,634	186,190	106%
EMEA (2)	217,342	109,995	98%	109,995	47,463	132%
APAC (3)	69,383	29,560	135%	29,560	9,446	213%
Total	$972,309	$522,189	86%	$522,189	$243,099	115%

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

International revenue increased $184.5 million in 2012 compared to 2011, and $102.2 million in 2011 compared to 2010. International revenue represented 36%, 32% and 27% of total revenue in 2012, 2011 and 2010, respectively. The increases in international revenue, in absolute dollars and as a percentage of total revenue, are primarily due to the expansion of our international field sales organization and our site localization efforts. In 2012, we operated our site and mobile applications in numerous languages, and continued our expansion outside of the United States in offices across North America, as well as throughout Europe, Asia, Australia and the Middle East. We expect international revenue to increase on an absolute basis and as a percentage of revenue in 2013 as we continue to focus on making our platform available in more languages and further developing our brand across various international geographies.
Cost of Revenue
Our cost of revenue primarily consists of web hosting costs related to operating our website and salaries, benefits and stock-based compensation for our production operations, customer support, infrastructure and advertising operations teams. Credit card processing fees, direct costs related to our research products, certain uncollected valued added taxes, or VAT, and sales taxes, allocated facilities costs, costs related to solutions offered to our customers in our production environment, and other supporting overhead costs are also included in cost of revenue. Beginning in the fourth quarter of 2011, we began to pass through VAT and sales tax to our customers on all our products that are subject to taxation. Consistent with our investment philosophy for 2013, we currently expect cost of revenue to increase on an absolute basis and remain consistent as a percentage of revenue.

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
	($ in thousands)
Cost of revenue	$125,521	$81,448	54%	$81,448	$44,826	82%
Percentage of net revenue	13%	16%		16%	18%
Headcount (at period end):	497	338	47%	338	141	140%
Cost of revenue increased $44.1 million in 2012 compared to 2011. The increase was primarily attributable to increases in headcount related expenses of $25.8 million, web hosting service expenses of $13.7 million, facilities and related costs of $5.2 million and direct costs of $4.7 million. These increases were partially offset by a decrease in taxes of $5.0 million as we continue to pass through VAT and sales tax to our customers.
Cost of revenue increased $36.6 million in 2011 compared to 2010. The increase was primarily attributable to increases in headcount related expenses of $16.7 million, web hosting service expenses of $7.4 million, facilities and related costs of $4.7 million and direct costs of $4.3 million.
Sales and Marketing
Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising, public relations costs, and commissions paid to agencies, as well as allocated facilities and other supporting overhead costs. We plan to continue to invest heavily in sales and marketing to expand our global footprint, grow our current customer accounts and continue building brand awareness. Consistent with our investment philosophy for 2013, we expect sales and marketing expenses to increase and be our largest expense on an absolute basis and increase slightly as a percentage of revenue.

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
	($ in thousands)
Sales and marketing	$324,896	$164,703	97%	$164,703	$58,978	179%
Percentage of net revenue	33%	32%		32%	24%
Headcount (at period end):	1,468	844	74%	844	313	170%
Sales and marketing expenses increased $160.2 million in 2012 compared to 2011. The increase was primarily attributable to an increase in headcount related expenses of $126.9 million as we expanded our field sales organization. We also experienced increases in facilities and related costs of $12.8 million, marketing and public relations expenses of $7.6 million, consulting services expenses of $6.0 million and agency commissions of $4.4 million.

Sales and marketing expenses increased $105.7 million in 2011 compared to 2010. The increase was primarily attributable to an increase in headcount related expenses of $83.5 million as we expanded our field sales organization. We also experienced increases in marketing and public relations expenses of $8.2 million, facilities and related costs of $7.8 million and consulting and outside services expenses of $5.0 million. Sales and marketing expenses increased as a percentage of revenue in 2011 compared to 2010 primarily due to building out our global sales organization.
Product Development
Our product development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers and developers. In addition, product development expenses include outside services and consulting, as well as allocated facilities and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to attaining our strategic objectives. Consistent with our investment philosophy for 2013, we expect product development expense to increase on an absolute basis and decrease slightly as a percentage of revenue.

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
	($ in thousands)
Product development	$257,179	$132,222	95%	$132,222	$65,104	103%
Percentage of net revenue	26%	25%		25%	27%
Headcount (at period end):	1,025	634	62%	634	383	66%
Product development expenses increased $125.0 million in 2012 compared to 2011. The increase was primarily attributable to an increase in headcount related expenses of $101.4 million as a result of our focus on developing new features and products to encourage member growth and engagement. We also experienced increases in facilities and related costs of $10.5 million, consulting services of $7.7 million and web hosting service expenses of $4.2 million.
Product development expenses increased $67.1 million in 2011 compared to 2010. The increase was primarily attributable to an increase in headcount related expenses of $53.1 million as a result of our focus on developing new features and products to increase member growth and engagement. We also experienced increases in consulting expenses of $7.4 million and facilities and related costs of $3.9 million.
General and Administrative
Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase on an absolute basis in 2013 and decrease slightly as a percentage of revenue. In particular, we anticipate that costs related to legal proceedings will increase as we are, and expect to continue to be, subject to increasing litigation.

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
	($ in thousands)
General and administrative	$128,002	$74,871	71%	$74,871	$35,064	114%
Percentage of net revenue	13%	14%		14%	14%
Headcount (at period end):	468	300	56%	300	153	96%
General and administrative expenses increased $53.1 million in 2012 compared to 2011. The increase was primarily a result of an increase in headcount related expenses of $36.8 million to support our overall growth. We also experienced increases in consulting and legal services of $12.2 million and facilities and related costs of $6.2 million as we continue to expand our office space due to headcount growth. These increases were partially offset by a decrease in bad debt expense of $2.7 million.
General and administrative expenses increased $39.8 million in 2011 compared to 2010. The increase was primarily a result of an increase in headcount related expenses of $23.9 million to support our overall growth. We also experienced an increase in consulting and legal services of $10.5 million and facilities and related costs of $3.7 million.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized software development costs and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis and as a percentage of revenue as we continue to expand our technology infrastructure.

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
	($ in thousands)
Depreciation and amortization	$79,849	$43,100	85%	$43,100	$19,551	120%
Percentage of net revenue	8%	8%		8%	8%
Depreciation and amortization expenses increased $36.7 million in 2012 compared to 2011. The increase in depreciation expense of $30.5 million was primarily a result of our continued investment in expanding our technology infrastructure in order to support continued growth in our member base, and to a lesser extent, increases in amortization of acquired intangible assets of $6.2 million.
Depreciation and amortization expenses increased $23.5 million in 2011 compared to 2010. The increase was primarily a result of our investment in expanding our technology infrastructure to support continued growth in our member base.
Other Income (Expense), Net
Other income (expense), net consists primarily of the interest income earned on our investments, foreign exchange gains and losses, and changes in the fair value of a warrant during 2010. In December 2011, we began to hedge risks associated with foreign currency transactions to minimize the impact of changes in foreign exchange rates on earnings. Hedging strategies that we have implemented or may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Interest income	$1,025	$169	$64
Net loss on foreign exchange and foreign currency derivative contracts	(672)	(2,965)	(405)
Net realized gain on sales of short-term investments	60	6	—
Other non-operating expense, net	(161)	(113)	(269)
Total other income (expense), net	$252	$(2,903)	$(610)
Other income (expense), net increased $3.2 million in 2012 compared to 2011 primarily due to interest earned on higher investment balances and a decrease in foreign currency exchange losses compared to the same period last year.

Other income (expense), net decreased $2.3 million in 2011 compared to 2010. The decrease in other income (expense), net was largely driven by net transaction losses on foreign exchange.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Year Ended December 31,			Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
	($ in thousands)
Provision for income taxes	$35,504	$11,030	222%	$11,030	$3,581	208%
Income tax expense increased $24.5 million in 2012 compared to 2011. The increase in income tax expense reflects the increase in income before taxes, non-deductible stock-based compensation expense, development costs funded by our international subsidiaries and non-deductible acquisition-related expenses. The effective tax rates as of December 31, 2012 and December 31, 2011 were 62% and 48%, respectively. The increase in year-over-year effective tax rates was primarily due to increased non-deductible acquisition related expenses, the suspension of the Federal Research and Experimentation credit, and increased foreign losses for which deferred tax assets have not been recognized. The increase in foreign losses is due primarily to research and development expenses which grew internationally at a rate which was higher than the growth rate of international revenues. International research and development expenses include costs charged by LinkedIn Corporation pursuant to US Treasury Regulations and guidelines from the Organization of Economically Developed Countries ("OECD").
Income tax expense increased $7.4 million in 2011 compared to 2010. This increase was primarily attributable to our geographic mix of income and the significant increase in U.S. pre-tax income from $19.3 million for 2010 to $29.0 million for 2011. The effective tax rates as of December 31, 2011 and 2010 were 48% and 19%, respectively, with the increase resulting from the foreign losses for which the deferred tax assets have not been recognized. The increase to foreign losses was due primarily to research and development expenses which grew internationally at a rate which was higher than the growth rate of international revenues.
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (the "2012 Act").  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Act extends the research credit for two years to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011.  As a result of the retroactive extension, we expect to recognize a tax benefit of approximately $11.0 million to $12.5 million for qualifying amounts incurred in 2012. The tax benefit will be recognized in the period of enactment, which is the first quarter of 2013.

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of operations data and our unaudited statements of operations data as a percentage of net revenue for each of the eight quarters ended December 31, 2012. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:(1)
Net revenue	$303,618	$252,028	$228,207	$188,456	$167,741	$139,476	$121,040	$93,932
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (2)	36,243	33,778	30,367	25,133	24,166	22,096	18,403	16,783
Sales and marketing (2)	100,104	83,168	75,740	65,884	53,249	46,074	36,019	29,361
Product development (2)	77,276	72,730	60,080	47,093	42,051	35,022	30,414	24,735
General and administrative (2)	38,980	33,194	30,974	24,854	24,463	20,121	16,673	13,614
Depreciation and amortization	24,297	23,122	17,548	14,882	13,784	11,555	9,602	8,159
Total costs and expenses	276,900	245,992	214,709	177,846	157,713	134,868	111,111	92,652
Income from operations	26,718	6,036	13,498	10,610	10,028	4,608	9,929	1,280
Other income (expense), net	24	672	(668)	224	(1,575)	(1,788)	11	449
Income before income taxes	26,742	6,708	12,830	10,834	8,453	2,820	9,940	1,729
Provision (benefit) for income taxes	15,234	4,406	10,019	5,845	1,534	4,418	5,427	(349)
Net income (loss)	$11,508	$2,302	$2,811	$4,989	$6,919	$(1,598)	$4,513	$2,078
Net income (loss) attributable to common stockholders	$11,508	$2,302	$2,811	$4,989	$6,919	$(1,598)	$4,513	$—
Net income (loss) per share attributable to common stockholders:
Basic	$0.11	$0.02	$0.03	$0.05	$0.07	$(0.02)	$0.07	$—
Diluted	$0.10	$0.02	$0.03	$0.04	$0.06	$(0.02)	$0.04	$—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	107,924	106,304	104,185	102,210	98,531	96,276	69,395	43,726
Diluted	114,095	113,618	112,317	111,310	108,612	96,276	103,129	51,459

(1)
In the fourth quarter of 2012, we recognized approximately $4.4 million in revenue attributable to commissions for certain agency sales and recorded a corresponding amount in sales and marketing expense to reflect the gross recognition of these sales.

(2)	Stock-based compensation included in above line items:

Cost of revenue	$2,197	$2,182	$1,236	$801	$714	$469	$312	$183
Sales and marketing	5,333	5,198	4,327	2,868	2,294	2,577	2,105	1,098
Product development	14,956	14,609	10,572	5,889	5,423	3,711	2,888	1,603
General and administrative	5,086	4,809	3,188	3,068	2,181	1,741	1,510	959
Total stock-based compensation	$27,572	$26,798	$19,323	$12,626	$10,612	$8,498	$6,815	$3,843

	For the Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(as a percentage of revenue)
Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	12	13	13	13	14	16	15	18
Sales and marketing	33	33	33	35	32	33	30	31
Product development	25	29	26	25	25	25	25	26
General and administrative	13	13	14	13	15	14	14	14
Depreciation and amortization	8	9	8	8	8	8	8	9
Total costs and expenses	91	98	94	94	94	97	92	99
Income from operations	9	2	6	6	6	3	8	1
Other income (expense), net	—	—	—	—	(1)	(1)	—	—
Income before income taxes	9	3	6	6	5	2	8	2
Provision (benefit) for income taxes	5	2	4	3	1	3	4	—
Net income (loss)	4%	1%	1%	3%	4%	(1)%	4%	2%

(1)	Certain items may not total due to rounding.

	For the Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(in thousands)
Additional Financial Data:
Net revenue by product:
Talent Solutions	$160,997	$138,433	$121,592	$102,560	$84,937	$70,995	$58,620	$46,333
Marketing Solutions	83,187	64,036	63,105	47,950	49,523	40,072	38,570	27,683
Premium Subscriptions	59,434	49,559	43,510	37,946	33,281	28,409	23,850	19,916
Total	$303,618	$252,028	$228,207	$188,456	$167,741	$139,476	$121,040	$93,932
Net revenue by geographic location:
United States	$189,006	$162,377	$147,253	$120,849	$111,970	$94,005	$82,739	$65,120
Other Americas (1)	21,909	17,134	15,047	12,009	10,144	7,911	6,146	4,599
Total Americas	210,915	179,511	162,300	132,858	122,114	101,916	88,885	69,719
EMEA (2)	69,910	54,530	50,057	42,845	35,494	28,911	25,859	19,731
APAC (3)	22,793	17,987	15,850	12,753	10,133	8,649	6,296	4,482
Total	$303,618	$252,028	$228,207	$188,456	$167,741	$139,476	$121,040	$93,932
Net revenue by field sales and online sales:
Field sales	$178,364	$143,176	$129,448	$101,471	$95,842	$74,465	$66,699	$50,628
Online sales	125,254	108,852	98,759	86,985	71,899	65,011	54,341	43,304
Total	$303,618	$252,028	$228,207	$188,456	$167,741	$139,476	$121,040	$93,932

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

	For the Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(in thousands, except customer and headcount data)
Other Financial and Operational Data:
Adjusted EBITDA (1)	$78,587	$55,956	$50,369	$38,118	$34,424	$24,661	$26,346	$13,282
Number of registered members (at period end)	201,912	187,419	173,945	160,566	144,974	131,186	115,808	101,528
LinkedIn Corporate Solutions customers (at period end) (2)	16,409	13,991	12,283	10,531	9,236	7,366	6,072	4,774
Headcount (at period end):
United States	2,464	2,266	2,047	1,810	1,641	1,452	1,251	1,099
International	994	911	814	637	475	345	264	189
Total	3,458	3,177	2,861	2,447	2,116	1,797	1,515	1,288

(1)
We define adjusted EBITDA as net income (loss), plus: provision (benefit) for income taxes, other (income) expense, net, depreciation and amortization, and stock-based compensation. Please see “Adjusted EBITDA” in Item 6 “Selected Financial Data” for more information.

(2)
During the first three quarters of 2012, we modified our methodology regarding customer count so that customers were included after start of service of a contract, but we revised that methodology for the fourth quarter of 2012 so that customers who are under contract are reflected in our count. To enhance comparability, the number of customers for the first, second and third quarters of 2012 has been recast to count customers upon entering into a contract, as opposed to the start of service.

	For the Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(in thousands)
Reconciliation of adjusted EBITDA:
Net income (loss)	$11,508	$2,302	$2,811	$4,989	$6,919	$(1,598)	$4,513	$2,078
Provision (benefit) for income taxes	15,234	4,406	10,019	5,845	1,534	4,418	5,427	(349)
Other (income) expense, net	(24)	(672)	668	(224)	1,575	1,788	(11)	(449)
Depreciation and amortization	24,297	23,122	17,548	14,882	13,784	11,555	9,602	8,159
Stock-based compensation	27,572	26,798	19,323	12,626	10,612	8,498	6,815	3,843
Adjusted EBITDA	$78,587	$55,956	$50,369	$38,118	$34,424	$24,661	$26,346	$13,282

Liquidity and Capital Resources

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$125,420	$88,978	$50,026
Depreciation and amortization	79,849	43,100	19,551

Cash flows provided by operating activities	$267,070	$133,424	$54,353
Cash flows used in investing activities	(433,028)	(338,482)	(55,633)
Cash flows provided by financing activities	96,563	452,465	4,325
As of December 31, 2012, we had cash and cash equivalents of $270.4 million and short-term investments of $479.1 million. Our cash equivalents and short-term investments are comprised primarily of money market funds, corporate debt securities, U.S. agency securities and U.S. treasury securities. As of December 31, 2012, the amount of cash and cash equivalents held by foreign subsidiaries was $76.9 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries. The income tax liability would be insignificant if these earnings were to be repatriated. We believe that our existing cash and cash equivalents and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.
Operating Activities
Operating activities provided $267.1 million of cash in 2012, primarily resulting from our improved operating performance as compared to the prior year. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $117.9 million and accounts payable and other liabilities increasing $85.6 million, partially offset by an increase in accounts receivable of $91.3 million, an increase in excess tax benefit from the exercise of stock options of $35.8 million, which is reclassified as a financing activity, and an increase in prepaid expenses and other assets of $7.7 million. The increases in our deferred revenue and accounts receivable were primarily due to increases in transaction volumes in 2012 compared to 2011. We had net income in 2012 of $21.6 million, which included non-cash depreciation and amortization of $79.8 million and non-cash stock-based compensation of $86.3 million.
Operating activities provided $133.4 million of cash in 2011, primarily resulting from our improved operating performance as compared to the prior year. The cash flow from operating activities primarily resulted from changes in our operating assets and liabilities, with deferred revenue increasing $74.8 million and accounts payable and other liabilities increasing $37.0 million, partially offset by an increase in accounts receivable of $54.9 million and an increase in prepaid expenses and other assets of $14.1 million. The increases in our deferred revenue and accounts receivable were primarily due to our revenue growth in 2011 as compared to 2010. We had net income in 2011 of $11.9 million, which included non-cash depreciation and amortization of $43.1 million and non-cash stock-based compensation of $29.8 million.
Operating activities provided $54.4 million of cash in 2010, primarily resulting from our improved operating performance as compared to the prior year. The cash flow from operating activities primarily resulted from changes in our operating assets and liabilities, with deferred revenue increasing $39.5 million and accounts payable and accrued liabilities increasing $15.6 million, partially offset by an increase in accounts receivable of $35.7 million. The increase in our deferred revenue and accounts receivable was primarily due to our revenue growth in 2010 as compared to 2009. The increase in accounts payable and accrued liabilities reflects timing of payments due to the growth in our business activities. We had net income in 2010 of $15.4 million, which included non-cash depreciation and amortization of $19.6 million and non-cash stock-based compensation of $8.8 million.
Investing Activities
Our primary investing activities have consisted of purchases of investments, purchases of property and equipment specifically related to the build out of our data centers, as well as payments for intangible assets and strategic acquisitions. We also continued to invest in technology hardware to support our growth, software to support website functionality development, website operations and our corporate infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software development. We expect to continue to invest in property and equipment and development of software in 2013. Our planned purchases of property and equipment for 2013 are expected to be approximately $215.0 million.
In 2012, we had net purchases of investments of $245.5 million, purchases of property and equipment of $125.4 million, and made payments for intangible assets and acquisitions, net of cash acquired, of $57.0 million. In 2011, we had net purchases of investments of $239.4 million, purchases of property and equipment of $89.0 million, and made payments for intangible assets and acquisitions, net of cash acquired, of $7.4 million.  In 2010, we had purchases of property and equipment of $50.0 million.
Financing Activities
Our financing activities in 2012 have consisted primarily of net proceeds from the issuance of common stock from employee option exercises and stock purchase plan, as well as the excess tax benefit from the exercise of stock options.
Our financing activities in 2011 consisted primarily of $426.5 million in proceeds from our IPO and follow-on offering, net of offering costs. Our financing activities in 2011 also included net proceeds from the issuance of common stock from employee option exercises. We did not have significant financing activities in 2010.

Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements in 2012, 2011 or 2010.

Contractual Obligations
We lease office space for our headquarters in Mountain View, California under operating leases that we expect to expire in 2023. We lease other facilities around the world, including office space in Sunnyvale, California, to be constructed by our landlord, the longest of which expires in 2026. We have several material long-term purchase obligations outstanding with third parties. We do not have any debt or material capital lease obligations. As of December 31, 2012, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations (1)	$618,858	$37,675	$102,442	$118,950	$359,791
Purchase obligations	$70,125	$36,988	$32,056	$1,081	$—

(1)	Subsequent to December 31, 2012, we entered into a lease with a provider of data center space. The lease expires in 2023 with aggregate future minimum lease payments of approximately $109.1 million.

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
Interest Rate Fluctuation Risk
We had cash, cash equivalents, and short-term investments of $749.5 million and $577.5 million as of December 31, 2012 and 2011, respectively. This amount was invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At December 31, 2012, the weighted-average duration of our investment portfolio was less than one year.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of December 31, 2012, a hypothetical increase in interest rates of 1% (100 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $4.8 million, and a hypothetical increase of 0.5% (50 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $2.4 million.
Foreign Currency Exchange Risks
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British Pound Sterling, the Euro, the Australian dollar, the Canadian dollar, the Indian rupee and the Singapore dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) related to remeasuring certain monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated assets, liabilities, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.
We enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exposure to minimize the risk that our earnings will be adversely affected by exchange rate fluctuations. Our foreign currency forward contracts are not designated as hedging instruments. These derivative instruments are carried at fair value with changes in the fair value recorded to other income (expense), net in our consolidated statements of operations. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the hedged foreign currency denominated assets and liabilities.

As of December 31, 2012, we had outstanding foreign currency forward contracts with a total notional amount of $83.5 million. If overall foreign currency exchange rates appreciated (depreciated) uniformly by 5% against the U.S. Dollar, our foreign currency forward contracts outstanding as of December 31, 2012 would experience a loss (gain) of approximately $3.9 million.
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
LINKEDIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LinkedIn Corporation
Mountain View, California
We have audited the accompanying consolidated balance sheets of LinkedIn Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LinkedIn Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 15, 2013

LINKEDIN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$270,408	$339,048
Short-term investments	479,141	238,456
Accounts receivable (net of allowance for doubtful accounts of $3,774 and $5,460 at December 31, 2012 and 2011, respectively)	203,607	111,372
Deferred commissions	30,232	13,594
Prepaid expenses	14,344	10,799
Other current assets	21,065	12,658
Total current assets	1,018,797	725,927
Property and equipment, net	186,677	114,850
Goodwill	115,214	12,249
Intangible assets, net	32,780	8,095
Other assets	28,862	12,576
TOTAL ASSETS	$1,382,330	$873,697
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,559	$28,217
Accrued liabilities	104,077	58,644
Deferred revenue	257,743	139,798
Total current liabilities	415,379	226,659
DEFERRED TAX LIABILITIES	27,717	18,551
OTHER LONG TERM LIABILITIES	30,810	3,508
Total liabilities	473,906	248,718
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY (Note 11):
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized, 89,861,658 and 88,829,278 shares issued and outstanding, respectively, at December 31, 2012 and 41,645,451 and 40,637,575 shares issued and outstanding, respectively, at December 31, 2011	9	4
Class B common stock, $0.0001 par value; 120,000,000 shares authorized, 19,817,923 and 60,842,819 shares issued and outstanding at December 31, 2012 and 2011, respectively	2	6
Additional paid-in capital	879,303	617,629
Accumulated other comprehensive income	260	100
Accumulated earnings	28,850	7,240
Total stockholders’ equity	908,424	624,979
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,382,330	$873,697
See notes to consolidated financial statements.

LINKEDIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net revenue	$972,309	$522,189	$243,099
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	125,521	81,448	44,826
Sales and marketing	324,896	164,703	58,978
Product development	257,179	132,222	65,104
General and administrative	128,002	74,871	35,064
Depreciation and amortization	79,849	43,100	19,551
Total costs and expenses	915,447	496,344	223,523
Income from operations	56,862	25,845	19,576
Other income (expense), net	252	(2,903)	(610)
Income before income taxes	57,114	22,942	18,966
Provision for income taxes	35,504	11,030	3,581
Net income	$21,610	$11,912	$15,385
Net income attributable to common stockholders	$21,610	$11,912	$3,429
Net income per share of common stock:
Basic	$0.21	$0.15	$0.08
Diluted	$0.19	$0.11	$0.07
Weighted-average shares used to compute net income per share:
Basic	105,166	77,185	42,446
Diluted	112,844	104,118	46,459
See notes to consolidated financial statements.

LINKEDIN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Year Ended December 31,
	2012	2011	2010
Net income	$21,610	$11,912	$15,385
Other comprehensive income:
Change in unrealized gains on investments, net of tax	273	103	—
Less: reclassification adjustment for net gains included in net income, net of tax	(113)	—	—
Total other comprehensive income	160	103	—
Comprehensive income	$21,770	$12,015	$15,385

See notes to consolidated financial statements.

LINKEDIN CORPORATION
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands, except shares)

			Stockholders’ Equity
	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2009	10,957,631	$87,981	34,619,205	$15,413	41,745,728	$4	$13,725	$(3)	$(20,057)	$9,082
Issuance of Series A convertible preferred stock upon exercise of warrant	—	—	70,365	433	—	—	—	—	—	433
Issuance of common stock upon exercise of employee stock options	—	—	—	—	1,796,826	—	1,307	—	—	1,307
Vesting of early exercised stock options	—	—	—	—	—	—	767	—	—	767
Repurchase of unvested early exercised stock options	—	—	—	—	(233,812)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	9,146	—	—	9,146
Income tax benefit from employee stock option exercises	—	—	—	—	—	—	129	—	—	129
Net income	—	—	—	—	—	—	—	—	15,385	15,385
BALANCE—December 31, 2010	10,957,631	$87,981	34,689,570	$15,846	43,308,742	$4	$25,074	$(3)	$(4,672)	$36,249
Issuance of common stock upon initial public offering, net of offering costs	—	—	—	—	6,003,804	1	248,405	—	—	248,406
Conversion of preferred stock to common stock upon initial public offering	(10,957,631)	(87,981)	(34,689,570)	(15,846)	45,647,201	5	103,822	—	—	87,981
Issuance of common stock in connection with follow-on offering, net of offering costs	—	—	—	—	2,583,755	—	177,318	—	—	177,318
Issuance of common stock upon exercise of employee stock options	—	—	—	—	3,665,152	—	13,068	—	—	13,068
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	164,367	—	6,287	—	—	6,287
Issuance of common stock related to acquisitions	—	—	—	—	129,203	—	8,059	—	—	8,059
Vesting of early exercised stock options	—	—	—	—	—	—	3,704	—	—	3,704
Repurchase of unvested early exercised stock options	—	—	—	—	(21,830)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	30,292	—	—	30,292
Income tax benefit from employee stock option exercises	—	—	—	—	—	—	1,600	—	—	1,600
Change in net unrealized gain on investments	—	—	—	—	—	—	—	103	—	103
Net income	—	—	—	—	—	—	—	—	11,912	11,912
BALANCE—December 31, 2011	—	$—	—	$—	101,480,394	$10	$617,629	$100	$7,240	$624,979

			Stockholders’ Equity
	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2011	—	$—	—	$—	101,480,394	$10	$617,629	$100	$7,240	$624,979
Issuance of common stock upon exercise of employee stock options	—	—	—	—	5,864,624	1	44,401	—	—	44,402
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	293,701	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	232,994	—	16,862	—	—	16,862
Issuance of common stock related to acquisitions, net of reacquired shares	—	—	—	—	860,497	—	71,478	—	—	71,478
Vesting of early exercised stock options	—	—	—	—	—	—	3,365	—	—	3,365
Repurchase of unvested early exercised stock options	—	—	—	—	(85,009)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	89,739	—	—	89,739
Income tax benefit from employee stock option exercises	—	—	—	—	—	—	35,829	—	—	35,829
Change in net unrealized gain on investments	—	—	—	—	—	—	—	160	—	160
Net income	—	—	—	—	—	—	—	—	21,610	21,610
BALANCE—December 31, 2012	—	$—	—	$—	108,647,201	$11	$879,303	$260	$28,850	$908,424

See notes to consolidated financial statements.

LINKEDIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$21,610	$11,912	$15,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,849	43,100	19,551
Provision for doubtful accounts and sales returns	623	3,109	1,811
Stock-based compensation	86,319	29,768	8,832
Excess income tax benefit from the exercise of stock options	(35,829)	(1,600)	(129)
Changes in operating assets and liabilities:
Accounts receivable	(91,277)	(54,908)	(35,677)
Deferred commissions	(17,145)	(5,271)	(5,798)
Prepaid expenses and other assets	(7,663)	(14,111)	(4,259)
Accounts payable and other liabilities	85,561	36,950	15,595
Income taxes, net	27,077	9,662	(493)
Deferred revenue	117,945	74,813	39,535
Net cash provided by operating activities	267,070	133,424	54,353
INVESTING ACTIVITIES:
Purchases of property and equipment	(125,420)	(88,978)	(50,026)
Purchases of investments	(443,992)	(251,174)	—
Sales of investments	58,594	8,255	—
Maturities of investments	139,911	3,500	—
Purchases of intangible assets and acquisitions, net of cash acquired	(57,036)	(7,404)	(4,467)
Changes in deposits and restricted cash	(5,085)	(2,681)	(1,140)
Net cash used in investing activities	(433,028)	(338,482)	(55,633)
FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	—	248,803	(397)
Proceeds from follow-on offering, net of offering costs	(382)	177,700	—
Proceeds from issuance of common stock from employee stock options	44,402	13,124	1,307
Proceeds from issuance of common stock from the employee stock purchase plan	16,862	6,287	—
Proceeds from early exercise of employee stock options	48	4,995	3,438
Proceeds from exercise of warrant	—	—	23
Excess income tax benefit from the exercise of stock options	35,829	1,600	129
Repurchase of common stock	(196)	(44)	(175)
Net cash provided by financing activities	96,563	452,465	4,325
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	755	(1,310)	(73)
CHANGE IN CASH AND CASH EQUIVALENTS	(68,640)	246,097	2,972
CASH AND CASH EQUIVALENTS—Beginning of period	339,048	92,951	89,979
CASH AND CASH EQUIVALENTS—End of period	$270,408	$339,048	$92,951
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$2,828	$2,261	$4,006
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$—	$103,827	$—
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$22,223	$10,974	$2,231
Deferred offering costs not yet paid	$—	$382	$1,318
Vesting of early exercised stock options	$3,365	$3,704	$767
Issuance of Class A common stock for business combinations	$71,478	$8,059	$—
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Description of Business and Summary of Significant Accounting Policies
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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments, foreign exchange contracts and accounts receivable. Although the Company deposits its cash with multiple high credit quality financial institutions, its deposits, at times, may exceed federally insured limits. The Company's investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. The Company's investment policy limits the amount of credit exposure to maximum of 5% to any one issuer, except for its U.S. treasury and agency securities, and the Company believes no significant concentration risk exists with respect to these investments. Foreign exchange contracts are transacted with various financial institutions with high credit standing.
Credit risk with respect to accounts receivable is dispersed due to the large number of customers, none of which accounted for more than 10% of total accounts receivable as of December 31, 2012 and 2011. In addition, the Company’s credit risk is mitigated by the relatively short collection period. The Company records accounts receivable at the invoiced amount and does not charge interest. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2012	2011	2010
Allowance for doubtful accounts:
Balance, beginning of period	$5,460	$2,672	$1,100
Add: bad debt expense (credit)	(176)	2,526	1,723
Less: write-offs, net of recoveries and other adjustments	(1,510)	262	(151)
Balance, end of period	$3,774	$5,460	$2,672
Foreign Currency
The functional currency of the Company's foreign subsidiaries is generally the U.S. dollar. Transaction gains and losses are included in other income (expense), net in the accompanying consolidated statements of operations. These gains and losses are net of those realized and unrealized on foreign currency forward contracts.
Cash Equivalents
Cash equivalents consist of highly liquid short-term investments with original maturities of three months or less at the time of purchase. As of December 31, 2012 and 2011, cash equivalents consisted of money market funds and corporate debt securities. Cash equivalents are stated at fair value.
Short-term Investments
Short-term investments consist of U.S. treasury securities, U.S. agency securities, municipal securities and corporate debt securities, and are classified as available-for-sale securities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity, while realized gains and losses, and other-than-temporary impairments are reported as a component of net income. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. We did not identify any of our short-term investments as other-than-temporarily impaired as of December 31, 2012 and 2011.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription contracts primarily related to sales of the Company’s Talent Solutions. Deferred commissions consist of sales commissions paid to the Company’s direct sales representatives and certain third-party agencies and are deferred and amortized over the non-cancelable terms of the related customer contracts, which are generally 12 months. The commission payments are generally paid in full the month after the customer contract is signed. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. The Company believes the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Short-term deferred commissions are included in deferred commissions, while long-term deferred commissions are included in other assets in the accompanying consolidated balance sheets. The amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations.
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company's foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated with its foreign currency denominated monetary assets and liabilities. The Company's program is not designated for trading or speculative purposes. The foreign currency derivative contracts that were not settled as of December 31, 2012 and 2011 are recorded at fair value in the consolidated balance sheets. Foreign currency derivative contracts are marked-to-market at the end of each reporting period and the related gains and losses are recognized in other income (expense), net in the accompanying consolidated statements of operations to offset the gains or losses of the related hedged items. The Company recognized a net realized and unrealized loss of $2.2 million in 2012 and an immaterial net realized and unrealized gain in 2011 on its foreign currency forward contracts. The Company did not have any foreign currency derivative contracts in 2010. As of December 31, 2012 and 2011, we had outstanding foreign currency forward contracts with a total notional amount of $83.5 million and $34.1 million, respectively.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of the lease term or expected useful lives of the improvements. Depreciation expense totaled $70.0 million, $39.5 million and $18.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Website and Internal-Use Software Development Costs
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
The Company capitalized website and internal-use software costs of $20.0 million, $10.9 million and $6.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s capitalized website and internal-use software amortization is included in depreciation and amortization in the Company’s consolidated statements of operations, and totaled $11.2 million, $5.4 million and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company had unamortized capitalized website and internal-use software of $20.7 million and $12.0 million in the consolidated balance sheets as of December 31, 2012 and 2011, respectively.
Goodwill, Intangible Assets, Long-Lived Assets and Impairment Assessments
Goodwill.  Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company's fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows.  Through December 31, 2012, no impairment of goodwill has been identified.
Intangible assets.  Intangible assets consist of identifiable intangible assets, primarily developed technology, resulting from the Company's acquisitions. Acquired intangible assets are recorded at fair value, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives.
Long-lived assets.  The Company evaluates its long-lived assets for impairment, including property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
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
The Company generates revenue primarily from sales of the following services:

•
Talent Solutions—Talent Solutions revenue is derived primarily from providing access to the LinkedIn Recruiter product and job postings. The Company provides access to its professional database of both active and passive job candidates with LinkedIn Recruiter, which allows corporate recruiting teams to identify candidates based on industry, job function, geography, experience/education, and other specifications. Revenue from providing access to the LinkedIn Recruiter product is recognized ratably over the subscription period, which consists primarily of annual subscriptions that are billed monthly, quarterly, or annually. The Company also earns revenue from the placement of job postings on its website, which generally run for 30 days. Independent recruiters can pay to post job openings that are accessible through job searches or targeted job matches. Revenue from job postings is recognized as the posting is displayed or the contract period, whichever is shorter.

•
Marketing Solutions—The Company earns revenue from the display of advertisements (both graphic and text link) on its website primarily based on a cost per advertisement model. Revenue from internet advertising is recognized net of any related agency commissions as the online advertisements are displayed on the Company’s website on a gross revenue basis for those transactions where the Company pays a commission on the sale or otherwise as net value received. The typical duration of the Company's advertising contracts is approximately two months.

•
Premium Subscriptions—The Company sells various subscriptions to customers that allow users to have further access to premium services via its LinkedIn.com website. The Company offers its members monthly or annual subscriptions. Revenue from Premium Subscription services is recognized ratably over the contractual period, generally from one to 12 months.

Amounts billed or collected in excess of revenue recognized are included as deferred revenue. Sales tax is excluded from reported net revenue. Although historical refunds have been minimal, the Company estimates allowances, for each revenue type shown above, based on information available as of each balance sheet date. This information includes historical refunds as well as specific known service quality issues. The Company records revenue for transactions in which it acts as an agent on a net basis, and revenue for transactions in which it acts as a principal on a gross basis.
A majority of the Company's arrangements for Talent Solutions and Marketing Solutions include multiple deliverables. In accordance with authoritative guidance on revenue recognition, the Company allocates consideration at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy. The objective of the hierarchy is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis and requires the use of: (i) vendor-specific objective evidence (“VSOE”) if available; (ii) third-party evidence (“TPE”) if VSOE is not available; and (iii) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.
VSOE . The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range.
The Company has not historically priced its Marketing Solutions or certain products of its Talent Solutions within a narrow range. As a result, the Company has only used VSOE to allocate the selling price of deliverables in limited circumstances.
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
BESP. When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, its pricing practices, prices it charges for similar offerings, sales volume, geographies, market conditions, and the competitive landscape.
Advertising Costs
Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. The Company incurred advertising costs of $3.6 million, $2.4 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Rental expense, principally for leased office space under operating lease commitments, was $30.7 million, $10.1 million and $4.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. For further information, see Note 12, Income Taxes.
Recently Adopted Accounting Guidance
Comprehensive Income
In June 2011, the FASB issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. The Company adopted this authoritative guidance in its interim period March 31, 2012.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2012 and 2011, are summarized as follows (in thousands):

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$148,384	$—	$—	$148,384	$277,463	$—	$—	$277,463
Corporate debt securities	—	18,488	—	18,488	—	—	—	—
Short-term investments:
U.S. treasury securities	18,197	—	—	18,197	17,325	—	—	17,325
Agency securities	—	303,450	—	303,450	—	221,131	—	221,131
Corporate debt securities	—	155,883	—	155,883	—	—	—	—
Municipal securities	—	1,611	—	1,611	—	—	—	—
Other current assets:
Foreign currency forward contracts	—	146	—	146	—	190	—	190
Total assets	$166,581	$479,578	$—	$646,159	$294,788	$221,321	$—	$516,109
Accrued liabilities:								—
Foreign currency forward contracts	$—	$1,040	$—	$1,040	$—	$183	$—	$183
Total liabilities	$—	$1,040	$—	$1,040	$—	$183	$—	$183

The fair value of the Company's Level 1 financial instruments, which are traded in active markets, are based on quoted market prices for identical instruments. The fair value of the Company's Level 2 fixed income securities are obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Company's procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from the Company's pricing service against fair values obtained from another independent source. The Company's derivative instruments are valued using pricing models that use observable market inputs and, therefore, are classified as Level 2.

3.	Acquisitions
Fiscal 2012 Acquisitions
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
The acquisition has been accounted for under the acquisition method and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Slideshare’s results of operations have been included in the consolidated financial statements from the date of acquisition. To retain the services of certain former Slideshare employees, LinkedIn offered nonvested Class A common stock and cash bonuses that will be earned in equal semi-annual installments over two years from the date of acquisition. As these equity awards and payments are subject to post-acquisition employment, the Company is accounting for these arrangements as post-acquisition compensation expense. In connection with these post-acquisition arrangements, the Company issued 198,915 shares of non-vested Class A common stock with a total fair value of $20.9 million and could pay retention bonuses up to $17.0 million.
Other acquisitions
In 2012, the Company completed five other acquisitions for total cash consideration of approximately $28.3 million, subject to the finalization of deferred taxes, and 297,515 shares of LinkedIn Class A common stock. As of December 31, 2012, $0.2 million remains to be paid in cash subject to the satisfaction of certain general representations and warranties. The total purchase price of these acquisitions, of which two were accounted for as the purchase of an asset and the others as purchases of businesses under the acquisition method, has been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date.
The following table presents the purchase price allocations initially recorded in the Company’s consolidated balance sheets on the respective acquisition dates (in thousands):

	Slideshare	Other Acquisitions	Total
Net tangible assets (liabilities)	$3,234	$(456)	$2,778
Goodwill (1)	62,420	40,545	102,965
Intangible assets (2)	12,800	21,642	34,442
Deferred tax liability	(4,369)	(4,984)	(9,353)
Total purchase price consideration (3)	$74,085	$56,747	$130,832
 _______________________

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
Fiscal 2011 Acquisitions
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

Fiscal 2010 Acquisitions
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

4.	Cash and Investments
The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
December 31, 2012:
Cash	$103,536	$—	$—	$103,536
Cash equivalents:
Money market funds	148,384	—	—	148,384
Corporate debt securities	18,487	1	—	18,488
Short-term investments:
U.S. treasury securities	18,184	13	—	18,197
Agency securities	302,991	460	(1)	303,450
Corporate debt securities	155,937	24	(78)	155,883
Municipal securities	1,612	—	(1)	1,611
Total cash, cash equivalents, and short-term investments	$749,131	$498	$(80)	$749,549
December 31, 2011:
Cash	$61,585	$—	$—	$61,585
Cash equivalents:
Money market funds	277,463	—	—	277,463
Short-term investments:
U.S. treasury securities	17,314	11	—	17,325
Agency securities	221,039	100	(8)	221,131
Total cash, cash equivalents, and short-term investments	$577,401	$111	$(8)	$577,504
The following table presents available-for-sale investments by contractual maturity date as of December 31, 2012 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$216,594	$216,846
Due after one year through two years	262,130	262,295
Total	$478,724	$479,141

5.	Property and Equipment
The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	December 31,
	2012	2011
Computer equipment	$199,022	$125,955
Software	26,901	21,614
Capitalized website and internal-use software	40,971	24,531
Furniture and fixtures	17,087	8,028
Leasehold improvements	44,362	12,124
Total	328,343	192,252
Less accumulated depreciation	(141,666)	(77,402)
Property and equipment, net	$186,677	$114,850

6.	Goodwill and Other Intangible Assets
Goodwill
Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2011	$12,249
2012 acquisitions	102,965
Goodwill—December 31, 2012	$115,214
Other Intangible Assets
The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life
December 31, 2012:
Developed technology	$30,952	$(7,676)	$23,276	3.2 years
Trade name	4,300	(836)	3,464	2.4 years
Patents	4,025	(750)	3,275	13.5 years
Non-compete agreements	2,661	(1,717)	944	1.1 years
Customer relationships	1,200	(140)	1,060	4.4 years
Other intangible assets	4,176	(3,415)	761	2.4 years
Total	$47,314	$(14,534)	$32,780	4.1 years
December 31, 2011:
Developed technology	$6,638	$(1,692)	$4,946	4.3 years
Non-compete agreements	2,230	(564)	1,666	1.7 years
Other intangible assets	3,887	(2,664)	1,223	0.8 years
IPR&D	260	—	260	Indefinite
Total	$13,015	$(4,920)	$8,095	3.2 years

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $9.9 million, $3.6 million and $1.0 million, respectively. Estimated future amortization of purchased intangible assets for future periods is as follows (in thousands):

Years Ending December 31,
2013	$10,685
2014	9,714
2015	6,807
2016	2,678
2017	718
Thereafter	2,061
Total	$32,663

7.	Accrued Liabilities
The following table presents the detail of accrued liabilities for the periods presented (in thousands):

	December 31,
	2012	2011
Accrued vacation and employee-related expenses	$35,803	$15,709
Accrued incentives	46,554	24,600
Accrued sales tax and value-added taxes	9,103	5,839
Exercise of unvested stock options	1,292	4,806
Other accrued expenses	11,325	7,690
Total	$104,077	$58,644

8.	Other Income (Expense), Net
The following table presents the detail of other income (expense), net, for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest income	$1,025	$169	$64
Net loss on foreign exchange and foreign currency derivative contracts	(672)	(2,965)	(405)
Net realized gain on sales of short-term investments	60	6	—
Other non-operating expense, net	(161)	(113)	(269)
Total other income (expense), net	$252	$(2,903)	$(610)

9.	Income Per Share
Basic and diluted net income per common share is presented in conformity with the two-class method required for participating securities. Immediately prior to the completion of the Company’s IPO on May 19, 2011, all shares of outstanding preferred stock automatically converted into 45,647,201 shares of our Class B common stock. Prior to the conversion of the preferred stock, holders of Series A and Series B convertible preferred stock and Series C and D redeemable convertible preferred stock were each entitled to receive non-cumulative dividends at the annual rate of $0.03, $0.05, $0.24 and $0.92 per share per annum, respectively, payable prior and in preference to any dividends on any shares of the Company’s common stock. In the event a dividend was paid on common stock, the holders of Series A and Series B convertible preferred stock and Series C and D redeemable convertible preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the Company’s Series A and B convertible preferred stock and Series C and D redeemable convertible preferred stock did not have a contractual obligation to share in the losses of the Company. The Company considered its preferred stock to be participating securities and, in accordance with the two-class method, earnings allocated to preferred stock and the related number of outstanding shares of preferred stock have been excluded from the computation of basic and diluted net income per common share.

Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period Series A and Series B convertible preferred stock and Series C and D redeemable convertible preferred stock non-cumulative dividends, between common stock and Series A and Series B convertible preferred stock and Series C and D redeemable convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Shares of common stock subject to repurchase resulting from the early exercise of employee stock options are considered participating securities and are therefore included in the basic weighted-average common shares outstanding. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method.
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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2012		2011		2010
	Class A	Class B	Class A	Class B	Class B
Basic net income per share:
Numerator:
Allocation of distributed earnings	$14,735	$6,874	$1,420	$10,492	$15,385
Less: undistributed earnings allocated to preferred stockholders	—	—	—	—	(11,956)
Allocation of distributed earnings attributable to common stockholders	$14,735	$6,874	$1,420	$10,492	$3,429
Denominator:
Weighted-average common shares outstanding	71,711	33,455	9,200	67,985	42,446
Basic net income per share	$0.21	$0.21	$0.15	$0.15	$0.08
Diluted net income per share:
Numerator:
Allocation of distributed earnings for basic computation	$14,735	$6,874	$1,420	$10,492	$15,385
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	6,874	—	10,492	—	—
Reallocation of undistributed earnings to Class B shares	—	902	—	364	—
Less: undistributed earnings allocated to preferred stockholders	—	—	—	—	(11,956)
Allocation of undistributed earnings	$21,609	$7,776	$11,912	$10,856	$3,429
Denominator:
Number of shares used in basic calculation	71,711	33,455	9,200	67,985	42,446
Weighted average effect of dilutive securities Add:
Conversion of preferred stock in connection with initial public offering	—	—	—	17,133	—
Conversion of Class B to Class A common shares outstanding	33,455	—	85,118	—	—
Employee stock options	7,288	7,151	9,770	9,770	4,013
RSUs and other dilutive securities	390	—	30	—	—
Number of shares used in diluted calculation	112,844	40,606	104,118	94,888	46,459
Diluted net income per share	$0.19	$0.19	$0.11	$0.11	$0.07
The following weighted-average employee equity awards were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Employee stock options	28	418	3
Restricted stock units	36	88	—
Total	64	506	3

10.	Commitments and Contingencies
Aggregate Future Lease Commitments
The Company leases its office facilities under operating lease agreements, the longest of which is expected to expire in 2023. The Company’s future minimum payments under non-cancelable operating leases for office facilities having initial terms in excess of one year as of December 31, 2012, are as follows (in thousands):

Year Ending December 31,	Operating Leases (1)
2013	$37,675
2014	43,124
2015	59,318
2016	59,597
2017	59,353
Thereafter	359,791
Total minimum lease payments	$618,858

(1)
Subsequent to December 31, 2012, the Company entered into a lease with a provider of data center space. The lease expires in 2023 with aggregate future minimum lease payments of approximately $109.1 million.

Legal Proceedings
The Company is subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material adverse effect on the business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Over the last year, the Company has experienced an increase in patent litigation involving non-practicing entities, which have been expensive to defend. Additionally, as certain litigation matters mature, costs related to those matters increase. Other regulatory matters could result in fines and penalties being assessed against the Company, and it may become subject to mandatory periodic audits, which would likely increase its regulatory compliance costs, and may require the Company to change its business practices, which could negatively impact its revenue growth.
The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company periodically evaluates developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and makes adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that the Company may be required to accrue for, it may be exposed to loss in excess of the amount accrued, and such amounts could be material.
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
Preferred Stock
Prior to its IPO, the Company had outstanding 17,238,579 shares designated as Series A convertible preferred stock, 17,450,991 shares designated as Series B convertible preferred stock, 4,357,644 designated as Series C redeemable convertible preferred stock and 6,599,987 designated as Series D redeemable convertible preferred stock. Each share of preferred stock was convertible into one share of common stock. Immediately prior to the completion of the Company’s IPO on May 19, 2011, all shares of outstanding preferred stock automatically converted into 45,647,201 shares of the Company’s Class B common stock. After its IPO, the Company had 100,000,000 shares of preferred stock authorized, none of which were issued and outstanding as of December 31, 2012 and 2011.
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
Common Stock
Following its IPO, the Company had two classes of authorized common stock outstanding; Class A common stock and Class B common stock at a maximum aggregate number authorized of 1,000,000,000 and 120,000,000, respectively. As of December 31, 2012, the Company had outstanding 88,829,278 shares of Class A common stock and 19,817,923 shares of Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions. After its IPO, the Company had an additional 1,000,000,000 shares of common stock authorized, none of which were issued and outstanding as of December 31, 2012 and 2011.
Common Stock Reserved for Future Issuance
As of December 31, 2012, the Company had reserved shares of common stock for future issuances in connection with the following:

Options outstanding	8,251,850
Restricted stock units outstanding	3,239,272
Available for future stock option and restricted stock unit grants	11,039,588
Available for future employee stock purchase plan options	3,102,639
Total reserved for future issuance	25,633,349

Equity Incentive Plans
The Company has two equity incentive plans: the Amended and Restated 2003 Stock Incentive Plan (the “2003 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”). Under the 2003 Plan, 34,814,756 shares of common stock were reserved for the issuance of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), or to eligible participants as of December 31, 2012. Upon the IPO, 2,000,000 shares were initially reserved under the 2011 Plan and all shares that were reserved under the 2003 Plan but not issued were assumed by the 2011 Plan. Following the IPO, any shares subject to options or other similar awards granted under the 2003 Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2011 Plan. As of December 31, 2012, the total number of shares available under the 2011 Plan is 22,754,032 shares. No additional shares will be issued under the 2003 Plan. Under the 2011 Plan, the Company has the ability to issue ISOs, NSOs, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and/or performance shares. The ISOs and NSOs will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Options granted generally are exercisable up to ten years. The Company began granting RSUs in June 2011, which generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest quarterly thereafter.
Early Exercise of Stock Options
The Company typically allows employees to exercise options granted under the 2003 Plan prior to vesting. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded as an accrued liability from the early exercise of stock options (see Note 7, Accrued Liabilities), and reclassified to common stock as the Company’s repurchase right lapses. The Company issued common stock of approximately 6,000 and 980,000 shares during the years ended December 31, 2012 and 2011, respectively, for stock options exercised prior to vesting. During the years ended December 31, 2012 and 2011, the Company repurchased 85,009 and 21,830 shares, respectively, of common stock related to unvested stock options, at the original exercise price due to the termination of employees. At December 31, 2012 and 2011, 223,322 and 789,137 shares held by employees and directors were subject to repurchase at an aggregate price of $1.3 million and $4.8 million, respectively.
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
Employees purchased 232,994 shares of common stock at an average exercise price of $72.37 in fiscal 2012. As of December 31, 2012, approximately 3,102,639 shares remained available for future issuance.

Stock Option Activity
A summary of stock option activity for the year ended December 31, 2012 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted- Average Exercise Price
Outstanding—December 31, 2011	14,784,701	$9.35
Assumed options from acquisition	82,108	9.46
Granted	13,270	101.61
Exercised	(5,864,624)	7.58
Canceled or expired	(763,605)	12.12
Outstanding—December 31, 2012	8,251,850	$10.50	7.08	$860,820
Options vested and expected to vest as of December 31, 2012	7,897,225	$10.14	7.04	$826,667
Options vested and exercisable as of December 31, 2012	4,081,688	$5.63	6.49	$445,679
Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange as of December 31, 2012 was $114.82. The total intrinsic value of options exercised was approximately $553.5 million, $177.5 million and $6.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $31.6 million which is expected to be recognized over the next 1.69 years.
The following table summarizes information about outstanding and vested stock options as of December 31, 2012:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Numbers of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.06 - $2.00	68,519	4.52	$1.04	65,581	$1.06
$2.32	3,066,584	6.15	2.32	2,915,821	2.32
$3.00 - $3.50	861,087	6.80	3.49	218,898	3.49
$4.80 - $6.80	888,474	7.13	5.75	201,761	5.59
$8.27 - $14.46	917,926	7.69	9.93	186,348	9.84
$19.63 - $20.00	1,148,050	8.09	19.64	230,114	19.63
$22.59 - $45.00	1,244,278	8.21	28.11	250,215	27.49
$66.38 - $78.08	31,566	8.61	70.72	8,874	71.42
$78.70 - $107.81	25,366	9.13	98.41	4,076	96.27
	8,251,850	7.08	$10.50	4,081,688	$5.63

RSU Activity
A summary of RSU activity for the year ended December 31, 2012, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested—December 31, 2011	1,139,910	$76.04
Granted	2,548,842	101.63
Assumed RSUs from acquisition	14,146	104.95
Released	(293,701)	87.38
Canceled or expired	(169,925)	87.05
Unvested—December 31, 2012	3,239,272	$94.69
As of December 31, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $225.4 million, which is expected to be recognized over the next 3.38 years.
Restricted Stock
In connection with Slideshare and other acquisitions, the Company issued restricted stock. As of December 31, 2012, the total unrecognized compensation cost related to restricted stock was approximately $15.9 million, which is expected to be recognized over the next 1.07 years.
Stock-Based Compensation Expense
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate, and expected dividends. The Company also estimates forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. The Company uses the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility for stock options is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The volatility for ESPP is based on the historical volatility of the Company's common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an expected dividend yield of zero, as it does not anticipate paying any dividends in the foreseeable future. Expected forfeitures are based on the Company’s historical experience.
The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented, excluding assumed acquisition-related stock options:

	Year Ended December 31,
	2012	2011	2010
Volatility	54%	55%	58%
Expected dividend yield	—	—	—
Risk-free rate	0.95%	2.58%	2.15%
Expected term (in years)	6.08	6.07	6.08

The weighted-average grant date fair value of options granted, excluding assumed acquisition-related stock options was $51.76, $13.28 and $3.99 for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted-average grant date fair value of assumed acquisition-related stock options during the year ended December 31, 2012 was $95.82.

The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP during the periods presented:

	Year Ended December 31,
	2012	2011
Volatility	48%	75%
Expected dividend yield	—	—
Risk-free rate	0.14%	0.06%
Expected term (in years)	0.50	0.50
The following table presents the amount of stock-based compensation related to stock-based awards to employees and nonemployees on the Company’s consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$6,416	$1,678	$439
Sales and marketing	17,726	8,074	1,225
Product development	46,026	13,625	3,248
General and administrative	16,151	6,391	3,920
Total stock-based compensation	86,319	29,768	8,832
Tax benefit from stock-based compensation	(20,395)	(4,679)	(1,526)
Total stock-based compensation, net of tax effect	$65,924	$25,089	$7,306
During the years ended December 31, 2012, 2011 and 2010, the Company capitalized $3.4 million, $0.5 million and $0.3 million, respectively, of stock-based compensation as website development costs. Management modified or accelerated the vesting terms for certain employee options, which resulted in an additional $3.0 million and $1.4 million of stock-based compensation expense for the years ended December 31, 2012 and 2011, respectively. There were no material modifications to stock option awards for the year ended December 31, 2010.

12.	Income Taxes
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
The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$110,535	$28,945	$19,275
Foreign	(53,421)	(6,003)	(309)
Total	$57,114	$22,942	$18,966

The following table presents the components of the provision for income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$30,919	$11	$107
State	3,452	204	541
Foreign	4,390	1,307	224
Total current	38,761	1,522	872
Deferred:
Federal	(395)	8,258	2,847
State	(2,629)	726	(247)
Foreign	(233)	524	109
Total deferred	(3,257)	9,508	2,709
Total provision	$35,504	$11,030	$3,581
The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2012	2011	2010
U.S. federal taxes at statutory rate	35%	35%	35%
State income taxes, net of federal benefit	2	(12)	1
Foreign rate differential	12	11	(1)
Permanent differences	1	4	1
Stock-based compensation	3	11	10
Change in valuation allowance	(2)	17	(20)
Research and development credits	—	(21)	(8)
Transaction-related expenses	11	1	—
Other	—	2	1
Total	62%	48%	19%
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (the "2012 Act").  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Act extends the research credit for two years to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the retroactive extension, we expect to recognize a tax benefit of approximately $11.0 million to $12.5 million for qualifying amounts incurred in 2012.  The tax benefit will be recognized in the period of enactment, which is the first quarter of 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Accruals and reserves	$19,531	$7,104
Net operating loss carryforwards	1,707	2,685
Tax credit carryforwards	12,405	11,842
Stock-based compensation	12,107	6,451
Other	1,407	93
Total deferred tax assets	47,157	28,175
Less valuation allowance	(15,201)	(6,359)
Net deferred tax assets	31,956	21,816
Deferred tax liability:
Prepaid expenses	(1,974)	(1,860)
Intangible assets	(7,518)	(1,838)
Depreciation	(38,206)	(31,441)
Other	(282)	(122)
Total deferred tax liabilities	(47,980)	(35,261)
Total net deferred tax liabilities	$(16,024)	$(13,445)
Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past in certain jurisdictions, the Company believes that it is not more likely than not that California and Ireland deferred tax assets will be realized as of December 31, 2012. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets. The valuation allowance increased by $8.8 million and $3.9 million during the year ended December 31, 2012 and 2011, respectively.
Pursuant to authoritative guidance, the benefit of stock options will only be recorded to stockholders’ equity when cash taxes payable is reduced. As of December 31, 2012, the portion of net operating loss carryforwards and credit carryforwards related to stock options is approximately $200.0 million tax-effected. This amount will be credited to stockholders' equity when it is realized on the tax return.
As of December 31, 2012, the Company had net operating loss carryforwards for federal income tax return purposes of approximately $465.3 million, which expire at various dates beginning in the year 2023, if not utilized. The Company had net operating loss carryforwards of approximately $529.1 million for California income tax return purposes and approximately $385.3 million for other state income tax return purposes which expire at various dates beginning in the year 2013, if not utilized.
As of December 31, 2012, the Company had research and development credit carryforwards for federal income tax return purposes of approximately $14.5 million, which expire at various dates beginning in the year 2023, if not utilized. The Company had research and development credit carryforwards for state income tax return purposes of approximately $26.5 million, which can be carried forward indefinitely. The Company had minimum tax credit carryforwards for federal income tax return purposes of approximately $0.1 million, which can be carried forward indefinitely.
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

As of December 31, 2012, the Company had approximately $19.3 million in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2012	2011
Unrecognized tax benefits balance at January 1	$10,657	$4,692
Gross increase for tax positions of prior years	1,538	—
Gross increase for tax positions of current year	7,149	5,965
Gross unrecognized tax benefits at December 31	$19,344	$10,657
If the $19.3 million of unrecognized tax benefits as of December 31, 2012 is recognized, approximately $8.3 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, penalties and interest were immaterial.
The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. states and foreign jurisdictions. The tax years 2003 to 2011 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The Company is currently not under examination in any major taxing jurisdictions.
The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are to be reinvested offshore indefinitely. The income tax liability would be insignificant if these earnings were to be repatriated.

13.	Information About Revenue and Geographic Areas
The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by product line, sales channel, and geographic region for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has one operating segment, and therefore, one reportable segment.
Revenue by geography is based on the shipping address of the customer. The following tables present the Company’s revenue by product line, as well as revenue and long-lived assets by geographic region for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net revenue by product:
Talent Solutions	$523,582	$260,885	$101,884
Marketing Solutions	258,278	155,848	79,309
Premium Subscriptions	190,449	105,456	61,906
Total	$972,309	$522,189	$243,099

	Year Ended December 31,
	2012	2011	2010
Revenue by geographic region:
United States	$619,485	$353,834	$176,975
Other Americas (1)	66,099	28,800	9,215
Total Americas	685,584	382,634	186,190
EMEA (2)	217,342	109,995	47,463
APAC (3)	69,383	29,560	9,446
Total	$972,309	$522,189	$243,099

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)
During the first quarter of 2012, the Company expanded its disclosure of international revenue to provide further details of revenue by geographic region. During the third quarter of 2012, the Company renamed its Hiring Solutions product line to Talent Solutions to better reflect the value the Company brings to its customers.
No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.
Long-Lived Assets

	December 31,
	2012	2011	2010
United States	$172,278	$105,336	$54,454
Other Americas	1,071	807	19
Total Americas	173,349	106,143	54,473
EMEA	6,714	5,090	2,206
APAC	6,614	3,617	64
Total	$186,677	$114,850	$56,743

14.	Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan covering all employees who satisfy certain eligibility requirements. The 401(k) plan allows each participant to defer up to 75% of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. Effective January 1, 2011, the Company has elected to match any contributions made by the employees, including executives, up to 1.5% of an employee’s total annual compensation up to the annual limits established by the Internal Revenue Service. In the twelve months ended December 31, 2012 and 2011, matching contributions were $7.0 million and $3.3 million, respectively.

15.	Subsequent Events
In February 2013, the Company entered into additional purchase commitments with a provider of data center space for total future minimum payments of approximately $109.1 million over the next 11 years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Deloitte & Touche, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of LinkedIn's internal control over financial reporting as of December 31, 2012.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2012, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, LinkedIn's internal control over financial reporting.
Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LinkedIn Corporation
Mountain View, California

We have audited the internal control over financial reporting of LinkedIn Corporation and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012, of the Company and our report dated February 15, 2013, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 15, 2013

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2013 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated in this report by reference.
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

Item 11.	Executive Compensation
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information, if any, required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
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

LINKEDIN CORPORATION

Dated: February 15, 2013	By:	/S/ JEFFREY WEINER
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

Signature	Title	Date
/s/ JEFFREY WEINER	Chief Executive Officer and Director (principal executive officer)	February 15, 2013
Jeffrey Weiner

/s/ STEVEN SORDELLO	Senior Vice President and Chief Financial Officer (principal financial officer)	February 15, 2013
Steven Sordello

/s/ SUSAN TAYLOR	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	February 15, 2013
Susan Taylor

/s/ A. GEORGE “SKIP” BATTLE	Director	February 15, 2013
A. George “Skip” Battle

/s/ REID HOFFMAN	Chair of the Board of Directors	February 15, 2013
Reid Hoffman

/s/ LESLIE KILGORE	Director	February 15, 2013
Leslie Kilgore

/s/ STANLEY MERESMAN	Director	February 15, 2013
Stanley Meresman

/s/ MICHAEL MORITZ	Director	February 15, 2013
Michael Moritz

/s/ DAVID SZE	Director	February 15, 2013
David Sze

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
3.1	Form of Amended and Restated Certificate of Incorporation of LinkedIn Corporation.	S-1	333-171903	3.2	March 11, 2011
3.2	Form of Amended and Restated Bylaws of LinkedIn Corporation.	S-1	333-171903	3.4	March 11, 2011
4.1	Form of LinkedIn Corporation’s Class A Common Stock Certificate.	S-1	333-171903	4.1	May 9, 2011
4.2	Form of LinkedIn Corporation’s Class B Common Stock Certificate.	S-1	333-171903	4.2	May 9, 2011
4.3	Third Amended and Restated Investors’ Rights Agreement, by and among LinkedIn Corporation and the investors listed on Exhibit A thereto, dated June 13, 2008.	S-1	333-171903	4.2	January 27, 2011
10.1+	Amended and Restated 2003 Stock Incentive Plan and Form of Stock Option Agreement.	S-1	333-171903	10.1	January 27, 2011
10.2+	2011 Equity Incentive Plan and Form of Stock Option Agreement under 2011 Equity Incentive Plan.	S-1	333-171903	10.2	May 4, 2011
10.3+	Form of Indemnification Agreement by and between LinkedIn Corporation and each of its directors and executive officers.	S-1	333-171903	10.3	March 11, 2011
10.4+	Offer Letter, between LinkedIn Corporation and Jeffrey Weiner, dated September 9, 2009, effective June 24, 2009, as amended.	S-1	333-171903	10.4	January 27, 2011
10.5+	Offer Letter, between LinkedIn Corporation and Steven Sordello, dated June 14, 2007.	S-1	333-171903	10.5	January 27, 2011
10.6+	Offer Letter, between LinkedIn Corporation and David Henke, dated October 28, 2009.	S-1	333-171903	10.6	January 27, 2011
10.7+	Offer Letter, between LinkedIn Corporation and Dipchand Nishar, dated November 17, 2008.	S-1	333-171903	10.7	January 27, 2011
10.8+	Offer Letter, between LinkedIn Corporation and Erika Rottenberg, dated May 22, 2008.	S-1	333-171903	10.8	January 27, 2011
10.9+	Form of Stock Purchase Agreements by and between LinkedIn Corporation and Steven Sordello, and schedule of omitted material details thereto.	S-1	333-171903	10.9	January 27, 2011
10.10+	Form of Option Exercise and Repurchase Agreements by and between LinkedIn Corporation and Jeffrey Weiner, Steven Sordello, Dipchand Nishar and Erika Rottenberg, and schedule of omitted material details thereto.	S-1	333-171903	10.10	January 27, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
10.11	Membership Units Purchase Agreement by and between LinkedIn Corporation and Reid Hoffman, dated June 13, 2008.	S-1	333-171903	10.12	January 27, 2011
10.12	Master Services Agreement by and between LinkedIn Corporation and Equinix Operating Co., Inc., dated February 27, 2008.	S-1	333-171903	10.13	January 27, 2011
10.12A†	Amendment No. 1 to the Master Services Agreement by and between LinkedIn Corporation and Equinix Operating Co., Inc., dated June 1, 2010.	S-1	333-171903	10.13A	April 4, 2011
10.13	Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated March 20, 2007.	S-1	333-171903	10.14	January 27, 2011
10.13A	First Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated September 24, 2007.	S-1	333-171903	10.14A	January 27, 2011
10.13B	Second Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated June 25, 2008.	S-1	333-171903	10.14B	January 27, 2011
10.13C	Third Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated December 18, 2009.	S-1	333-171903	10.14C	January 27, 2011
10.13D	Fourth Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated March 3, 2010.	S-1	333-171903	10.14D	January 27, 2011
10.13E	Fifth Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated December 17, 2010.	S-1	333-171903	10.14E	January 27, 2011
10.13F	Sixth Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated October 25, 2011.	8-K	001-35168	10.1	October 28, 2011
10.14	Sublease by and between LinkedIn Corporation and Omnicell, Inc., dated January 4, 2011.	S-1	333-171903	10.15	January 27, 2011
10.15	Sublease by and between LinkedIn Corporation and Actel Corporation, dated February 18, 2010.	S-1	333-171903	10.16	January 27, 2011
10.16+	2011 Employee Stock Purchase Plan.	S-1	333-171903	10.17	May 4, 2011
10.17+	Form of Supplement to Offer Letters by and between LinkedIn Corporation and Jeffrey Weiner, Steven Sordello, David Henke, Dipchand Nishar and Erika Rottenberg.	S-1	333-171903	10.18	May 4, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
10.18+	Change of Control Agreement between LinkedIn Corporation and Michael Gamson, dated as of May 5, 2011.	S-1	333-171903	10.19	May 9, 2011
10.19	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-Q	001-35168	10.10	August 9, 2011
10.20+†	2012 Executive Bonus Compensation Plan.	10-Q	001-35168	10.10	May 7, 2011
10.21	Lease by and among LinkedIn Corporation and Sequoia M&M LLC, Sequoia M&P LLC, and Sequoia Del Rey, LLC (collectively, the “Landlord”), dated August 22, 2012.	10-Q	001-35168	10.1	November 1, 2012
10.21A	First Amendment to Lease Agreement by and between LinkedIn Corporation and the Landlord, dated December 13, 2013. The Lease, as amended, has been assigned by Landlord to Kilroy Realty Corporation.	8-K	001-35168	10.1	December 18, 2012
21.1	List of subsidiaries.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (see the signature page to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase
101.LAB††	XBRL Taxonomy Extension Label Linkbase
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase
101.DEF††	XBRL Taxonomy Extension Definition Linkbase

+	Indicates a management contract or compensatory plan.

†	Portions of have been granted confidential treatment by the SEC.

††
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.