Form 10-Q
period 2013-03-31
LINKEDIN CORP
filed 2013-05-02
CIK 1271024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 25, 2013, there were 91,566,815 shares of the Registrant’s Class A common stock outstanding and 18,797,193 shares of the Registrant’s Class B common stock outstanding.

LINKEDIN CORPORATION
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
LINKEDIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$264,939	$270,408
Short-term investments	565,368	479,141
Accounts receivable (net of allowance for doubtful accounts of $5,317 and $3,774 at March 31, 2013 and December 31, 2012, respectively)	212,556	203,607
Deferred commissions	30,910	30,232
Prepaid expenses	18,990	14,344
Other current assets	24,825	21,065
Total current assets	1,117,588	1,018,797
Property and equipment, net	216,050	186,677
Goodwill	115,214	115,214
Intangible assets, net	29,939	32,780
Other assets	30,741	28,862
TOTAL ASSETS	$1,509,532	$1,382,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$62,166	$53,559
Accrued liabilities	88,974	104,077
Deferred revenue	317,088	257,743
Total current liabilities	468,228	415,379
DEFERRED TAX LIABILITIES	10,948	27,717
OTHER LONG TERM LIABILITIES	39,014	30,810
Total liabilities	518,190	473,906
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY (Note 10):
Class A and Class B common stock	11	11
Additional paid-in capital	939,604	879,303
Accumulated other comprehensive income	261	260
Accumulated earnings	51,466	28,850
Total stockholders’ equity	991,342	908,424
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,509,532	$1,382,330
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenue	$324,705	$188,456
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	42,384	25,133
Sales and marketing	109,417	65,884
Product development	80,672	47,093
General and administrative	42,784	24,854
Depreciation and amortization	25,806	14,882
Total costs and expenses	301,063	177,846
Income from operations	23,642	10,610
Other income (expense), net	(308)	224
Income before income taxes	23,334	10,834
Provision for income taxes	718	5,845
Net income	$22,616	$4,989

Net income per share of common stock:
Basic	$0.21	$0.05
Diluted	$0.20	$0.04
Weighted-average shares used to compute net income per share:
Basic	109,445	102,210
Diluted	115,398	111,310
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$22,616	$4,989
Other comprehensive income:
Change in unrealized gains on investments, net of tax	19	124
Less: reclassification adjustment for net gains included in net income, net of tax	(18)	(2)
Total other comprehensive income	1	122
Comprehensive income	$22,617	$5,111
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$22,616	$4,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,806	14,882
Provision (benefit) for doubtful accounts and sales returns	1,314	(63)
Stock-based compensation	33,939	12,626
Excess income tax benefit from stock-based compensation	(12,556)	(2,257)
Changes in operating assets and liabilities:
Accounts receivable	(8,849)	(5,508)
Deferred commissions	(642)	(437)
Prepaid expenses and other assets	(9,398)	(9,575)
Accounts payable and other liabilities	(3,498)	10,672
Income taxes, net	(4,248)	2,867
Deferred revenue	59,345	35,019
Net cash provided by operating activities	103,829	63,215
INVESTING ACTIVITIES:
Purchases of property and equipment	(44,283)	(22,087)
Purchases of investments	(158,210)	(63,312)
Sales of investments	59,031	—
Maturities of investments	11,230	22,365
Payments for intangible assets and acquisitions, net of cash acquired	(226)	(7,603)
Changes in deposits and restricted cash	(55)	(2,054)
Net cash used in investing activities	(132,513)	(72,691)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock from employee stock options	12,057	9,677
Proceeds from early exercise of employee stock options	16	48
Excess income tax benefit from stock-based compensation	12,556	2,257
Repurchase of common stock	—	(12)
Net cash provided by financing activities	24,629	11,970
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,414)	706
CHANGE IN CASH AND CASH EQUIVALENTS	(5,469)	3,200
CASH AND CASH EQUIVALENTS—Beginning of period	270,408	339,048
CASH AND CASH EQUIVALENTS—End of period	$264,939	$342,248
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$28,071	$11,418
Vesting of early exercised stock options	$291	$772
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business and Basis of Presentation
LinkedIn Corporation and its subsidiaries, (the “Company”), a Delaware corporation, was incorporated on March 6, 2003. The Company operates an online professional network on the Internet through which the Company’s members are able to create, manage and share their professional identities online, build and engage with their professional networks, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. The Company believes it is the most extensive, accurate and accessible network focused on professionals.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 19, 2013.
The condensed consolidated balance sheet as of December 31, 2012, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2013 or any future period.

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

Recently Adopted Accounting Guidance
Comprehensive Income
In February 2013, the Financial Accounting Standards Board issued updated authoritative guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted this guidance in its interim period ended March 31, 2013. The adoption of this guidance did not impact the Company's financial statements, as the guidance is related to disclosure only, and the Company has not had significant reclassifications out of accumulated other comprehensive income.

2.	Fair Value Measurements
The Company measures its cash equivalents, short-term investments and foreign currency forward contracts at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2013 and December 31, 2012, are summarized as follows (in thousands):

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$126,125	$—	$—	$126,125	$148,384	$—	$—	$148,384
Commercial paper	—	31,493	—	31,493	—	18,488	—	18,488
Short-term investments:
Commercial paper	—	67,237	—	67,237	—	46,361	—	46,361
Certificates of deposit	—	2,007	—	2,007	—	2,005	—	2,005
U.S. treasury securities	31,712	—	—	31,712	18,197	—	—	18,197
U.S. agency securities	—	336,387	—	336,387	—	303,450	—	303,450
Corporate debt securities	—	126,411	—	126,411	—	107,517	—	107,517
Municipal securities	—	1,614	—	1,614	—	1,611	—	1,611
Other current assets:
Foreign currency forward contracts	—	1,684	—	1,684	—	146	—	146
Total assets	$157,837	$566,833	$—	$724,670	$166,581	$479,578	$—	$646,159
Liabilities:
Accrued liabilities:								—
Foreign currency forward contracts	$—	$317	$—	$317	$—	$1,040	$—	$1,040
Total liabilities	$—	$317	$—	$317	$—	$1,040	$—	$1,040

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

As of March 31, 2013 and December 31, 2012, the Company had outstanding foreign currency forward contracts with a total notional amount of $91.2 million and $83.5 million, respectively.

3.	Cash and Investments
The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
March 31, 2013:
Cash	$107,321	$—	$—	$107,321
Cash equivalents:
Money market funds	126,125	—	—	126,125
Commercial paper	31,488	5	—	31,493
Short-term investments:
Commercial paper	67,218	31	(12)	67,237
Certificates of deposit	2,000	7	—	2,007
U.S. treasury securities	31,695	17	—	31,712
U.S. agency securities	336,038	392	(43)	336,387
Corporate debt securities	126,392	59	(40)	126,411
Municipal securities	1,610	4	—	1,614
Total cash, cash equivalents, and short-term investments	$829,887	$515	$(95)	$830,307
December 31, 2012:
Cash	$103,536	$—	$—	$103,536
Cash equivalents:
Money market funds	148,384	—	—	148,384
Commercial paper	18,487	1	—	18,488
Short-term investments:
Commercial paper	46,352	9	—	46,361
Certificates of deposit	2,000	5	—	2,005
U.S. treasury securities	18,184	13	—	18,197
U.S. agency securities	302,991	460	(1)	303,450
Corporate debt securities	107,585	10	(78)	107,517
Municipal securities	1,612	—	(1)	1,611
Total cash, cash equivalents, and short-term investments	$749,131	$498	$(80)	$749,549

The following table presents available-for-sale investments by contractual maturity date (in thousands) as of March 31, 2013:

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$297,038	$297,388
Due after one year through two years	267,915	267,980
Total	$564,953	$565,368

4.	Property and Equipment
The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	March 31, 2013	December 31, 2012
Computer equipment	$232,355	$199,022
Software	27,840	26,901
Capitalized website and internal-use software	48,173	40,971
Furniture and fixtures	19,470	17,087
Leasehold improvements	52,271	44,362
Total	380,109	328,343
Less accumulated depreciation	(164,059)	(141,666)
Property and equipment, net	$216,050	$186,677

5.	Other Intangible Assets

The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life
March 31, 2013:
Developed technology	$30,952	$(9,710)	$21,242	3.0 years
Trade name	4,300	(1,194)	3,106	2.2 years
Patents	4,025	(810)	3,215	13.3 years
Non-compete agreements	2,661	(1,980)	681	0.9 years
Customer relationships	1,200	(200)	1,000	4.2 years
Other intangible assets	4,176	(3,481)	695	2.2 years
Total	$47,314	$(17,375)	$29,939	4.0 years
December 31, 2012:
Developed technology	$30,952	$(7,676)	$23,276	3.2 years
Trade name	4,300	(836)	3,464	2.4 years
Patents	4,025	(750)	3,275	13.5 years
Non-compete agreements	2,661	(1,717)	944	1.1 years
Customer relationships	1,200	(140)	1,060	4.4 years
Other intangible assets	4,176	(3,415)	761	2.4 years
Total	$47,314	$(14,534)	$32,780	4.1 years

Amortization expense was $2.8 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively. Estimated amortization expense of purchased intangible assets for future periods as of March 31, 2013 is as follows (in thousands):

2013 (remaining nine months)	$7,844
2014	9,714
2015	6,807
2016	2,678
2017	718
Thereafter	2,061
Total	$29,822

6.	Accrued Liabilities
The following table presents the detail of accrued liabilities for the periods presented (in thousands):

	March 31, 2013	December 31, 2012
Accrued vacation and employee-related expenses	$47,645	$35,803
Accrued incentives	20,325	46,554
Accrued sales tax and value-added taxes	8,701	9,103
Exercise of unvested stock options	1,017	1,292
Other accrued expenses	11,286	11,325
Total	$88,974	$104,077

7.	Other Income (Expense), Net
The following table presents the detail of other income (expense), net, for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest income	$470	$202
Net gain (loss) on foreign exchange and foreign currency derivative contracts	(933)	22
Net realized gain on sales of short-term investments	3	—
Other non-operating income, net	152	—
Total other income (expense), net	$(308)	$224

8.	Income Per Share
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
Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, and to a lesser extent, shares issuable upon the release of restricted stock units ("RSUs") and purchases related to the 2011 Employee Stock Purchase Plan. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.
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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2013		2012
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of distributed earnings	$18,614	$4,002	$2,294	$2,695
Denominator:
Weighted-average common shares outstanding	90,077	19,368	46,985	55,225
Basic net income per share	$0.21	$0.21	$0.05	$0.05
Diluted net income per share:
Numerator:
Allocation of distributed earnings for basic computation	$18,614	$4,002	$2,294	$2,695
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	4,002	—	2,695	—
Reallocation of undistributed earnings to Class B shares	—	738	—	180
Allocation of undistributed earnings	$22,616	$4,740	$4,989	$2,875
Denominator:
Number of shares used in basic calculation	90,077	19,368	46,985	55,225
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	19,368	—	55,225	—
Employee stock options	4,995	4,818	8,931	8,932
RSUs and other dilutive securities	958	—	169	—
Number of shares used in diluted calculation	115,398	24,186	111,310	64,157
Diluted net income per share	$0.20	$0.20	$0.04	$0.04

The following weighted-average employee equity awards were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Employee stock options	257	52
RSUs	451	124
Total	708	176

9.	Commitments and Contingencies
Aggregate Future Lease Commitments
The Company leases its office facilities under operating lease agreements, the longest of which is expected to expire in 2023. The Company’s future minimum payments under non-cancelable operating leases for office facilities having initial terms in excess of one year as of March 31, 2013 are as follows (in thousands):

Year Ending December 31,	Operating Leases (1)
2013 (remaining nine months)	$31,326
2014	51,654
2015	69,830
2016	69,774
2017	68,824
Thereafter	424,528
Total minimum lease payments	$715,936
 __________________

(1)
Subsequent to March 31, 2013, the Company leased an additional facility in New York, New York. The lease expires in 2026 and aggregate future minimum lease payments for this facility are approximately $32.6 million.

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
The Company records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company periodically evaluates developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and makes adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that the Company may be required to accrue for, it may be exposed to loss in excess of the amount accrued, and such amounts could be material.
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

10.	Stockholders’ Equity
Common Stock
As of March 31, 2013, the Company had outstanding 91,186,885 shares of Class A common stock and 18,971,777 shares of Class B common stock. As of December 31, 2012, the Company had outstanding 88,829,278 shares of Class A common stock and 19,817,923 shares of Class B common stock.

Stock Option Activity
A summary of stock option activity for the three months ended March 31, 2013 is as follows:

	Stock Option Activity		Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted-Average Exercise Price
Outstanding—December 31, 2012	8,251,850	$10.50
Granted	698,576	169.94
Exercised	(1,291,004)	9.35
Canceled or expired	(115,766)	12.94
Outstanding—March 31, 2013	7,543,656	$25.43	7.15	$1,136,374
Options vested and expected to vest as of March 31, 2013	7,131,220	$22.48	7.07	$1,095,246
Options vested and exercisable as of March 31, 2013	3,483,625	$5.38	6.22	$594,569
Aggregate intrinsic value represents the difference between the Company's closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange (“NYSE”) as of March 31, 2013 was $176.06. The total intrinsic value of options exercised was approximately $182.3 million and $125.5 million for the three months ended March 31, 2013 and 2012, respectively. The weighted-average grant date fair value of options granted was $88.16 and $46.86 for the three months ended March 31, 2013 and 2012, respectively.
RSU Activity
A summary of RSU activity for the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested—December 31, 2012	3,239,272	$94.69
Granted	1,218,804	168.87
Vested and issued	(210,648)	82.50
Canceled	(84,541)	96.85
Unvested—March 31, 2013	4,162,887	$116.98
Stock-Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards to employees and nonemployees on the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$2,806	$801
Sales and marketing	6,861	2,868
Product development	17,638	5,889
General and administrative	6,634	3,068
Total stock-based compensation	33,939	12,626
Tax benefit from stock-based compensation	(9,289)	(2,841)
Total stock-based compensation, net of tax effect	$24,650	$9,785

The Company capitalized $1.5 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively, of stock-based compensation as website development costs.

11.	Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely offshore. The determination of the interim period income tax provision utilizes the effective rate method which requires the estimation of certain annualized components of the computation of income provision, including the estimate of the annual effective tax rate by legal entity and by jurisdiction.
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (the "2012 Act"). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Act extends the research credit for two years to December 31, 2013. The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the retroactive extension, the Company has recognized a tax benefit of approximately $14.0 million in the three months ended March 31, 2013 for qualifying amounts incurred in 2012.
The Company recorded income tax expense of $0.7 million and $5.8 million for the three months ended March 31, 2013 and 2012, respectively. The tax provision decreased in the three months ended March 31, 2013 compared to the same period last year, primarily due to recognizing a benefit for the retroactive reinstatement of the 2012 Federal Research and Experimentation credit. This tax benefit was partially offset with non-deductible stock-based compensation, acquisition costs and foreign losses that were not benefited. The Company's foreign losses increased during the three months ended March 31, 2013 primarily due to research and development expenses which grew internationally at a rate higher than the growth rate of international revenues. International research and development expenses include costs charged by LinkedIn Corporation pursuant to U.S. Treasury Regulations and guidelines from the Organisation for Economic Co-Operation and Development.

12.	Information About Revenue and Geographic Areas
Revenue by geography is based on the shipping address of the customer. The following tables present the Company’s revenue by product line and geographic region for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue by product:
Talent Solutions	$184,284	$102,560
Marketing Solutions	74,796	47,950
Premium Subscriptions	65,625	37,946
Total	$324,705	$188,456

	Three Months Ended March 31,
	2013	2012
Revenue by geographic region:
United States	$201,403	$120,849
Other Americas (1)	24,176	12,009
Total Americas	225,579	132,858
EMEA(2)	75,157	42,845
APAC (3)	23,969	12,753
Total	$324,705	$188,456
 __________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.

13.	Subsequent Events

On April 17, 2013, LinkedIn completed its acquisition of Alphonso Labs, Inc. ("Pulse"), a San Francisco, California-based privately held leading mobile news reader and content distribution platform for total consideration of $92.9 million to be paid in a combination of $6.7 million in cash and up to an aggregate of 479,665 shares of LinkedIn Class A common stock. The total consideration will be allocated between purchase price consideration of approximately $47.6 million and post-acquisition compensation expense of approximately $45.3 million, as a portion of the equity to be received by certain Pulse employees is subject to continuing service obligations generally over the next three years. The total consideration to be issued in connection with the acquisition is subject to adjustment based on (i) purchase price adjustment provisions, (ii) continuing service obligations to the Company of certain stockholders of Pulse, and (iii) indemnification obligations of Pulse stockholders after the closing of the acquisition.

The acquisition will be accounted for as a business combination and, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The Company is currently working on the preliminary purchase price allocation and expects it to be completed in the second quarter of 2013.
In the second quarter of 2013, the Company leased an additional facility in New York, New York. The lease expires in 2026 and aggregate future minimum lease payments for this facility are approximately $32.6 million.

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
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 19, 2013.

Overview
We are the world’s largest professional network on the Internet and currently have more than 225 million members in over 200 countries and territories. Through our proprietary platform, members are able to create, manage and share their professional identity online, build and engage with their professional network, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. We believe we are the most extensive, accurate and accessible network focused on professionals.
In the three months ended March 31, 2013, we achieved significant growth as compared to the same period in 2012 as our network of registered members and member engagement continues to increase and we continue to benefit from expanded product offerings and international expansion. Our net revenue was $324.7 million for the three months ended March 31, 2013 which represented an increase of 72% compared to the same period in 2012, and we expect this growth rate to decrease over time. Our future growth will depend, in part, on our ability to continue to increase our member base and member engagement on both desktop and mobile, as well as continuing to expand our product offerings and international expansion, which we believe will result in increased sales of our Talent Solutions, Marketing Solutions and Premium Subscriptions to new and existing customers. We believe the rate at which we are able to increase our member base and member engagement, as measured by our key metrics, will decelerate over time because of the large scale of our network, and that this may impact portions of our business.
In 2013, our philosophy is to continue to invest for long-term growth and we expect to continue to invest heavily in our product development efforts to enable our members and customers to derive more value from our platform. In addition, we expect to continue to aggressively expand our field sales organization to market our solutions both in the United States and internationally. We also expect to continue to make significant capital expenditures to upgrade our technology and network infrastructure to improve the ability of our website to handle expected increases in usage, to enable the release of new features and solutions, and to scale for future growth. To support these efforts, we expect to increase our workforce which will result in an increase of headcount related expenses, including stock-based compensation. As of March 31, 2013, we had 3,779 employees, which represented an increase of 54% compared to the same period last year.

Key Business Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•
Number of Registered Members. We define the number of registered members in our network as the number of individual users who have created a member profile on our website as of the date of measurement. We believe the number of registered members is a key indicator of the growth of our network and our ability to receive the benefits of the network effects resulting from such growth. Growth in our member base depends, in part, on our ability to successfully develop and market our solutions to professionals who have not yet become members of our network. Member growth will also be contingent on our ability to include additional languages on our website and continued international expansion of our member base. We typically experience slower member growth in the third quarter of the year as a result of decreased Internet usage by professionals during the summer months. We believe that a higher number of registered members will, over time, result in increased sales of our Talent Solutions, Marketing Solutions and Premium Subscriptions, as customers will have access to a larger pool of professional talent.

The following table presents the number of registered members as of the periods presented:

	March 31,		% Change
	2013	2012
	(in thousands)
Number of registered members(1)	218,269	160,566	36%
______________________

(1)
The number of registered members is higher than the number of actual members due to various factors. For more information, see “Risk Factors—The number of our registered members is higher than the number of actual members and a substantial majority of our page views are generated by a minority of our members. Our business may be adversely impacted if we are unable to attract and retain additional members who actively use our services. In addition, the tracking of certain of our performance metrics is done with internal tools and is not independently verified.”

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

The following table presents the average monthly number of unique visitors during the periods presented:

	Three Months Ended March 31,
	2013	2012	% Change
	(in millions)
Unique visitors (1)	170	103	65%
 ______________________

(1)
Includes the impact of Slideshare, which was acquired on May 17, 2012, beginning on June 1, 2012. Excluding the impact of Slideshare, the average monthly number of unique visitors for the three months ended March 31, 2013 was 132 million.

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

The following table presents the number of page views during the periods presented:

	Three Months Ended March 31,
	2013	2012	% Change
	(in millions)
Page Views (1)	11,622	9,435	23%
______________________

(1)
Includes the impact of Slideshare, which was acquired on May 17, 2012, beginning on June 1, 2012. Excluding the impact of Slideshare, the number of page views for the three months ended March 31, 2013 was 11.1 billion.

•
Number of LinkedIn Corporate Solutions Customers. We define the number of LinkedIn Corporate Solutions customers as the number of enterprises and professional organizations that we have under active contracts for this product as of the date of measurement. Our LinkedIn Corporate Solutions include LinkedIn Recruiter, Job Slots, LinkedIn Recruitment Media and LinkedIn Career Pages, which are all a part of Talent Solutions. We believe the number of LinkedIn Corporate Solutions customers is a key indicator of our market penetration in the online recruiting market, the productivity of our field sales organization and the value that our products bring to both large and small enterprises and professional organizations. The number of customers subscribing to our LinkedIn Corporate Solutions product is particularly important to monitor given that we expect revenue from LinkedIn Corporate Solutions to continue to represent a significant portion of our total net revenue, and we are significantly investing in our ability to successfully sell this unique product in a new and rapidly evolving market.
The following table presents the number of LinkedIn Corporate Solutions customers as of the periods presented:

	March 31,
	2013	2012	% Change

LinkedIn Corporate Solutions customers	18,138	10,531	72%

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

The following table presents our net revenue by field sales and online sales:

	Three Months Ended March 31,
	2013		2012
	($ in thousands)
Field sales	$183,971	57%	$101,471	54%
Online sales	140,734	43%	86,985	46%
Net revenue	$324,705	100%	$188,456	100%
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Reconciliation of Adjusted EBITDA:
Net income	$22,616	$4,989
Provision for income taxes	718	5,845
Other (income) expense, net	308	(224)
Depreciation and amortization	25,806	14,882
Stock-based compensation	33,939	12,626
Adjusted EBITDA	$83,387	$38,118

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
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
There have been no material changes to the our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 19, 2013.
Recently Issued Accounting Pronouncements
Comprehensive Income
In February 2013, the Financial Accounting Standards Board issued updated authoritative guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. We adopted this guidance in our interim period ended March 31, 2013. The adoption of this guidance did not impact our financial statements, as the guidance is related to disclosure only, and we have not had significant reclassifications out of accumulated other comprehensive income.

Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of net revenue for those periods (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2013	2012
	(As a percentage of revenue)
Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13	13
Sales and marketing	34	35
Product development	25	25
General and administrative	13	13
Depreciation and amortization	8	8
Total costs and expenses	93	94
Income from operations	7	6
Other income (expense), net	—	—
Income before income taxes	7	6
Provision for income taxes	—	3
Net income	7%	3%
 ______________________
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

	Three Months Ended March 31,
	2013	2012	% Change
	($ in thousands)
Revenue by product:
Talent Solutions	$184,284	$102,560	80%
Marketing Solutions	74,796	47,950	56%
Premium Subscriptions	65,625	37,946	73%
Total	$324,705	$188,456	72%
Percentage of revenue by product: (1)
Talent Solutions	57%	54%
Marketing Solutions	23%	25%
Premium Subscriptions	20%	20%
Total	100%	100%
  ______________________
(1) Certain items may not total due to rounding.
Total net revenue increased $136.2 million in the three months ended March 31, 2013 compared to the same period last year. Net revenue from our Talent Solutions increased $81.7 million as a result of further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 72% increase in the number of LinkedIn Corporate Solutions customers as of March 31, 2013 compared to March 31, 2012. Net revenue from our Marketing Solutions increased $26.8 million due to higher sales volume by our field sales and self-service advertising solutions, as well as, to a lesser extent, higher average advertising prices. The increase in sales volume is driven by higher user engagement, which is positively impacted by increases in the number of our registered members and page views on our website. Net revenue from our Premium Subscriptions increased $27.7 million as a result of an increase in the number of premium subscribers due to increases in engagement, as evidenced by our key metrics. In addition, although still in their early stages, our sales solutions products, which include Sales Navigator, are continuing to grow at a faster rate than our other Premium Subscription products.
The following table presents our net revenue by geographic region:

	Three Months Ended March 31,
	2013	2012	% Change
	($ in thousands)
Revenue by geographic region:
United States	$201,403	$120,849	67%
Other Americas (1)	24,176	12,009	101%
Total Americas	225,579	132,858	70%
EMEA (2)	75,157	42,845	75%
APAC (3)	23,969	12,753	88%
Total	$324,705	$188,456	72%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

International revenue increased $55.7 million in the three months ended March 31, 2013 compared to the same period last year. International revenue represented 38% of total revenue in the three months ended March 31, 2013 compared to 36% in the three months ended March 31, 2012. The increase in international revenue, in absolute dollars and as a percentage of total revenue, are primarily due to the expansion of our international field sales organization and our site localization efforts. As of March 31, 2013, we operated our site and mobile applications in numerous languages, and continued our expansion outside of the United States in offices across North America, as well as throughout Europe, Asia, Australia and the Middle East. We expect international revenue to increase on an absolute basis and as a percentage of revenue in 2013 as we continue to focus on making our platform available in more languages and further developing our brand across various international geographies.

Cost of Revenue
Our cost of revenue primarily consists of salaries, benefits and stock-based compensation for our production operations, customer support, infrastructure and advertising operations teams and web hosting costs related to operating our website. Credit card processing fees, certain uncollected valued added taxes, or VAT, and sales taxes, allocated facilities costs and other supporting overhead costs are also included in cost of revenue. Consistent with our investment philosophy for 2013, we currently expect cost of revenue to increase on an absolute basis and remain consistent as a percentage of revenue.

	Three Months Ended March 31,
	2013	2012	% Change
	($ in thousands)
Cost of revenue	$42,384	$25,133	69%
Percentage of net revenue	13%	13%
Headcount (at period end):	529	361	47%
Cost of revenue increased $17.3 million in the three months ended March 31, 2013 compared to the same period last year. The increase was primarily attributable to increases in headcount related expenses of $7.4 million, web hosting service expenses of $5.2 million and other direct costs of $2.6 million, primarily consisting of credit card processing fees.
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

	Three Months Ended March 31,
	2013	2012	% Change
	($ in thousands)
Sales and marketing	$109,417	$65,884	66%
Percentage of net revenue	34%	35%
Headcount (at period end):	1,656	1,056	57%
Sales and marketing expenses increased $43.5 million in the three months ended March 31, 2013 compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $34.9 million as we expanded our field sales organization. We also experienced increases in agency commissions of $4.2 million and facilities and related costs of $4.0 million.
Product Development
Our product development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers and developers. In addition, product development expenses include outside services and consulting, as well as allocated facilities and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to achieving our strategic objectives. Consistent with our investment philosophy for 2013, we expect product development expense to increase on an absolute basis and decrease slightly as a percentage of revenue.

	Three Months Ended March 31,
	2013	2012	% Change
	($ in thousands)
Product development	$80,672	$47,093	71%
Percentage of net revenue	25%	25%
Headcount (at period end):	1,059	705	50%
Product development expenses increased $33.6 million in the three months ended March 31, 2013 compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $30.4 million as a result of our focus on developing new features and products to encourage member growth and engagement. We also experienced increases in facilities and related costs of $1.4 million and web hosting service expenses of $1.0 million.
General and Administrative
Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase on an absolute basis in 2013 and remain relatively flat as a percentage of revenue. In particular, we anticipate that costs related to legal proceedings will increase as we are, and expect to continue to be, subject to increasing litigation and compliance requirements.

	Three Months Ended March 31,
	2013	2012	% Change
	($ in thousands)
General and administrative	$42,784	$24,854	72%
Percentage of net revenue	13%	13%
Headcount (at period end):	535	325	65%
General and administrative expenses increased $17.9 million in the three months ended March 31, 2013 compared to the same period last year. The increase was primarily a result of an increase in headcount related expenses of $11.1 million to support our overall growth. We also experienced increases in legal and consulting services of $3.9 million, bad debt expense of $1.5 million and facilities and related costs of $1.3 million as we continue to expand our office space to support headcount growth.
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

	Three Months Ended March 31,
	2013	2012	% Change
	($ in thousands)
Depreciation and amortization	$25,806	$14,882	73%
Percentage of net revenue	8%	8%
Depreciation and amortization expenses increased $10.9 million in the three months ended March 31, 2013 compared to the same period last year. The increase in depreciation expense of $9.4 million was primarily a result of our continued investment in expanding our technology infrastructure in order to support continued growth in our member base, and to a lesser extent, increases in amortization of acquired intangible assets of $1.5 million.

Other Income (Expense), Net
Other income (expense), net consists primarily of the interest income earned on our investments and foreign exchange gains and losses. Hedging strategies that we have implemented or may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Interest income	$470	$202
Net gain (loss) on foreign exchange and foreign currency derivative contracts	(933)	22
Net realized gain on sales of short-term investments	3	—
Other non-operating expense, net	152	—
Total other income (expense), net	$(308)	$224
Other income (expense), net decreased $0.5 million in the three months ended March 31, 2013 compared to the same period last year. The decrease was primarily due to increases in foreign currency exchange losses, offset by interest earned on higher investment balances compared to the same period last year.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended March 31,
	2013	2012	% Change
	($ in thousands)
Provision for income taxes	$718	$5,845	(88)%
Income tax expense decreased $5.1 million in the three months ended March 31, 2013 compared to the same period last year. The effective tax rates as of March 31, 2013 and March 31, 2012 were 3% and 54%, respectively. The decrease in effective tax rates is primarily due to recognizing a benefit for the retroactive reinstatement of the 2012 Federal Research and Experimentation credit. This tax benefit was partially offset with non-deductible stock-based compensation, acquisition costs and foreign losses that were not benefited. Foreign losses increased during the three months ended March 31, 2013 primarily due to research and development expenses which grew internationally at a higher rate than the growth rate of international revenues. International research and development expenses include costs charged by LinkedIn Corporation pursuant to U.S. Treasury Regulations and guidelines from the Organisation for Economic Co-Operation and Development.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$44,283	$22,087
Depreciation and amortization	25,806	14,882

Cash flows provided by operating activities	$103,829	$63,215
Cash flows used in investing activities	(132,513)	(72,691)
Cash flows provided by financing activities	24,629	11,970
As of March 31, 2013, we had cash and cash equivalents of $264.9 million and short-term investments of $565.4 million. Our cash equivalents and short-term investments are comprised primarily of U.S. agency securities, corporate debt securities, money market funds, commercial paper and U.S. treasury securities. As of March 31, 2013, the amount of cash and cash equivalents held by foreign subsidiaries was $92.8 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries. The income tax liability would be insignificant if these earnings were to be repatriated. We believe that our existing cash and cash equivalents and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.
Operating Activities
Operating activities provided $103.8 million of cash in the three months ended March 31, 2013, primarily resulting from our improved operating performance compared to same period last year. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $59.3 million, partially offset by an increase in excess tax benefit from stock-based compensation of $12.6 million, which is reclassified as a financing activity, an increase in accounts receivable of $8.8 million, an increase in prepaid expenses and other assets of $9.4 million and a decrease in accounts payable and other liabilities of $3.5 million. The increases in our deferred revenue and accounts receivable were primarily due to increases in transaction volumes in the three months ended March 31, 2013. We had net income in the three months ended March 31, 2013 of $22.6 million, which included non-cash depreciation and amortization of $25.8 million and non-cash stock-based compensation of $33.9 million.
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
Investing Activities
Our primary investing activities have consisted of purchases of investments, purchases of property and equipment specifically related to the build out of our data centers, as well as payments for intangible assets and strategic acquisitions. We also continued to invest in technology hardware to support our growth, software to support website functionality development, website operations and our corporate infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software development. We expect to continue to invest in property and equipment and development of software in 2013. Our planned purchases of property and equipment for 2013 are expected to be approximately $215 million.
In the three months ended March 31, 2013, we had net purchases of investments of $87.9 million and purchases of property and equipment of $44.3 million. In the three months ended March 31, 2012, we had net purchases of investments of $40.9 million, made purchases of property and equipment of $22.1 million, and made payments for intangible assets and acquisitions, net of cash acquired of $7.6 million.

Financing Activities
Our financing activities in the three months ended March 31, 2013 and March 31, 2012 consisted primarily of net proceeds from the issuance of common stock from employee stock option exercises, as well as the excess tax benefit from stock-based compensation.

Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of March 31, 2013.

Contractual Obligations
We lease office space for our headquarters in Mountain View, California, under operating leases that we expect to expire in 2023. We lease other facilities around the world, including office space in Sunnyvale, California, to be constructed by our landlord, the longest of which expires in 2026. We have several material long-term purchase obligations outstanding with third parties. We do not have any debt or material capital lease obligations. As of March 31, 2013, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations (1)	$715,936	$42,766	$127,437	$137,075	$408,658
Purchase obligations	$80,679	$38,603	$37,235	$4,841	$—
  ______________________

(1)
Subsequent to March 31, 2013, we leased an additional facility in New York, New York. The lease expires in 2026 and aggregate future minimum lease payments for this facility are approximately $32.6 million.

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
Interest Rate Fluctuation Risk
We had cash, cash equivalents and short-term investments of $830.3 million and $749.5 million as of March 31, 2013 and December 31, 2012, respectively. This amount was invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At March 31, 2013, the weighted-average duration of our investment portfolio was less than one year.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of March 31, 2013, a hypothetical increase in interest rates of 1% (100 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $5.2 million, and a hypothetical increase of 0.5% (50 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $2.6 million.
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
As of March 31, 2013, we had outstanding foreign currency forward contracts with a total notional amount of $91.2 million. If overall foreign currency exchange rates appreciated (depreciated) uniformly by 5% against the U.S. Dollar, our foreign currency forward contracts outstanding as of March 31, 2013 would experience a loss (gain) of approximately $4.4 million.
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
We have a limited operating history in a new and unproven market that may not develop as expected. This limited operating history makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter in this rapidly evolving market. These risks and difficulties include our ability to, among other things:

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

•	process, store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security;

•	halt the operations of websites that aggregate our data as well as data from other companies, or copycat websites that have misappropriated our data;

•	increase revenue from the solutions we provide;

•	successfully adapt to mobile markets and optimize services for mobile devices;

•	successfully expand our business in markets outside the United States;

•	successfully compete with other companies that are currently in, or may in the future enter, the online professional network space; and

•	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.
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

The number of registered members in our network is higher than the number of actual members because some members have multiple registrations, other members have died or become incapacitated, and others may have registered under fictitious names or created fraudulent accounts. Given the challenges inherent in identifying these non-actual member accounts, we do not have a reliable system to accurately identify the number of actual members, and thus we rely on the number of registered members as our measure of the size of our network. While the number of registered members represents what we believe to be reasonable estimates of our member base, there are inherent challenges in ensuring that the number of registered members presents a reasonably accurate reflection of our member network. For example, we do not have a reliable system for identifying and counting duplicate or fraudulent accounts, or deceased, incapacitated or other non-members and so we rely on estimates and assumptions. In addition, our methodology for measuring our membership numbers, and specifically for making estimates regarding non-members who should not be included as registered members, has changed over time and may continue to change from time to time. While we are using what we believe to be accurate methods of measuring the number of registered members, there are no methodologies available that would provide us with an exact number of non-actual member types of accounts. Therefore, we cannot assure you that our current or future methodologies are accurate, and we will need to continue to adjust them in the future from time to time, which could result in the number of registered members being lower or higher than expected. Further, a substantial majority of our members do not visit our website on a monthly basis, and a substantial majority of our page views are generated by a minority of our members.

If the number of our actual members does not meet our expectations, if the rate at which we add new members slows or declines or if we are unable to increase the breadth and frequency of our visiting members, then our business may not grow as fast as we expect. In addition, we track certain performance metrics with internal tools, which are not independently verified by any third party. The tracking of this information has a number of limitations, including reliance on estimates and assumptions, which may not be accurate. Our methodologies for tracking these metrics may also change over time, which could result in unexpected changes to our metrics. If the internal tools we use to track these metrics undercount or overcount performance, the data we report may not be accurate. This may harm our operating and financial results and may cause our stock price to decline.
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
We collect, process, store, share, disclose and use information about our members and users, including personal information and other data, and we enable our members to passively and proactively share their personal information with each other and with third parties and to communicate and share news and other information into and across our platform. There are numerous federal, state and local laws around the world regarding privacy and the collection, storing, sharing, using, processing, disclosing and protecting of personal information and other member data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with applicable laws, policies, and legal obligations and certain applicable industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or our policies, such violations may also put our members' information at risk and could in turn have an adverse effect on our business.
Public scrutiny of Internet privacy issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to our members and customers, thereby harming our business.
The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the Federal Trade Commission, the Department of Commerce and many state governments, are reviewing the need for greater regulation of the collection and use of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number on-line, social media companies. Similar actions may also impact LinkedIn directly. The FTC and certain members of Congress seek legislation to impose Do-Not-Track requirements, and the White House continues to support a consumer privacy Bill of Rights and comprehensive privacy legislation that could impact the collection of data, internet and social media companies, as well as online and mobile advertising. In addition, the European Union is in the process of promulgating a new General Data Protection Regulation, which would apply across the entire EU and may result in significantly greater compliance burdens for companies with users and operations in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. Recently, the State of California and several other states have adopted privacy guidelines with respect to mobile application.
Our business, including our ability to operate and expand internationally or on new technology platforms, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our members share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the use or disclosure of data our members choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that we collect about our members.
Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.
We are subject to a variety of laws in the United States and abroad, including laws regarding privacy, data protection, data security, data retention and consumer protection and the provision of online payment services that are continuously evolving and developing. In addition, some of our members are subject to laws and/or licensing or certification obligations that may restrict their ability to engage with LinkedIn's online services. The scope and interpretation of the laws and other obligations that are or may be applicable to us or certain groups of our members are often uncertain and may be conflicting, particularly laws and other obligations outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy and data protection and other matters that may be applicable to our business. It is also likely that as our business grows and evolves and our solutions are used in a greater number of countries and additional groups, we will become subject to laws and regulations in additional jurisdictions. Further, as our services and solutions expand to include more content (including from third parties), additional laws and regulations may become applicable to our products and offerings including laws requiring us to restrict the availability of such content on a geographical basis or to certain groups of members. In some cases, laws of various jurisdictions may be ambiguous or conflict as to LinkedIn's right to display and distribute certain content as part of its online services. Users of our site and our solutions could also abuse or misuse our products in ways that violate laws. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

If we are not able to comply with these laws or other legal obligations or if we (or our members) become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.
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
Because access to online services through mobile devices is growing, our members are increasingly accessing LinkedIn on mobile devices. While many of our members who use our online services on mobile devices also access LinkedIn through personal computers, as we have developed our mobile solutions, we have seen substantial growth in mobile usage, and we anticipate that the rate of growth in mobile usage will continue to grow. Advertising is a source of revenue for us, and it is not clear that we will be able find ways for our Marketing Solutions product to be effectively used on mobile devices. To date, our Marketing Solutions products have not been made widely available on mobile products, and subsequently have not generated a material amount of revenue. We are devoting valuable resources to launching solutions related to monetization of mobile usage, and we cannot assure you that these solutions will be successful. If our members increasingly use mobile devices as a substitute for access to our online services as opposed to personal computers, and if we are unable to successfully implement monetization strategies for our solutions on mobile devices, if these strategies are not as successful as our offerings for personal computers, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected.
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
We face significant competition in all aspects of our business, and we expect such competition to increase, particularly in the market for online professional networks and engagement of professionals.
Our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on our market and could directly compete with us. Smaller companies, including application developers, could also launch new products and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets for Talent Solutions and Marketing Solutions to continue to focus on these areas. A number of these companies may have greater resources than us, which may enable them to compete more effectively. Specifically, we are investing significantly in our Marketing Solutions products with respect to mobile solutions, and we may not be successful in generating revenue through advertising on mobile devices, especially as compared to our competitors. Additionally, users of social networks may choose to use, or increase their use of, those networks for professional purposes, which may result in those users decreasing or eliminating their use of LinkedIn. Companies that currently focus on social networking could also expand their focus to professionals. We and other companies have historically established alliances and relationships with some of these companies to allow broader exposure to users and access to data on the Internet. We may also, in the future, establish alliances or relationships with other competitors or potential competitors. To the extent companies terminate such relationships and establish alliances and relationships with others, our business could be harmed. Specifically, we compete for members, enterprises and professional organizations as discussed below.
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
Enterprises and Professional Organizations-Talent Solutions. With respect to our Talent Solutions, we compete with established online recruiting companies, such as Monster, CareerBuilder, and Indeed.com, talent management companies and larger companies that are focusing on talent management and human resource services, such as Oracle (through its acquisition of Taleo), SAP (through its acquisition of SuccessFactors) and IBM (through its acquisition of Kenexa), and traditional recruiting firms. Additionally, other companies, including newcomers to the recruiting industry, may partner with Internet companies, including social networking companies, to provide services that compete with our solutions, either on their own or as third party applications. If the efficiency and usefulness of our products to enterprises and professional organizations do not continue to exceed those provided by competitors, which factors are influenced by the number and engagement of our members, we will not be able to compete successfully.
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
We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of March 31, 2013, approximately 42% of our employees had been with us for less than one year and approximately 73% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. In particular, we intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. We face significant competition for talent from other Internet and high-growth companies, which include both publicly traded and privately-held companies. As we have transitioned from a private company to a public company, this competition has become even more acute in assessing appropriate compensation packages, particularly, determining the mix of cash and equity compensation. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion, and because of our growth, we have significantly expanded our operating lease commitments, which has increased our expenses. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.
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
From time to time, third parties have used data from our networks through scraping, robots or other means and aggregated this data on their online services with other data. In addition, “copycat” online services have misappropriated data on our network and attempted to imitate our brand or the functionality of our services. These activities could degrade our brand, negatively impact our website performance and harm our business. When we have become aware of such online services, in many instances we have employed contractual, technological or legal measures in an attempt to halt unauthorized activities. In addition, if our customers do not comply with our terms of service, they also may be able to abuse our products and services and provide access to our solutions to unauthorized users. However, we may not be able to detect any or all of these types of activities in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of online services operating from outside of the United States, our available legal remedies may not be adequate to protect our business against such activities. Regardless of whether we can successfully enforce our rights against these parties, any measures that we may take could require us to expend significant financial or other resources.
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
Obtaining and maintaining effective intellectual property rights is expensive, including the costs of defending our rights. We are seeking to protect our trademarks, patents, domain names and other intellectual property rights in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions for every such right or which we may not pursue in every location. In particular, we believe it's important maintain, protect and enhance the “LinkedIn” brand. Accordingly, we pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States. We have already and may, over time, increase our investment in protecting innovations through investments in patents and similar rights that is expensive and time-consuming.
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
We anticipate that we will continue to depend on relationships with various third parties, including technology and content providers to grow our business. Identifying, negotiating and maintaining relationships with third parties requires significant time and resources, as does integrating third-party content and technology. Our agreements with technology and content providers and similar third parties are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. In some cases, these relationships may not be documented, or, if there are agreements in place, they may be easily terminable. Our competitors may be effective in providing incentives to these parties to favor their solutions or may prevent us from developing strategic relationships with these parties. In addition, these third parties may not perform as expected under our agreements with them, and we have had, and may in the future have, disagreements or disputes with these parties, which could negatively affect our brand and reputation. It is possible that these third parties may not be able to devote the resources we expect to the relationship or they may terminate their relationships with us. Further, as users increasingly access our services through mobile devices, we are becoming more dependent on the distribution of our mobile applications through third parties, and we may not be able to access their application program interfaces or be able to distribute our applications, and this may also impact our ability to monetize our mobile products. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our business could be impaired, and our operating results would suffer. Even if we are successful, these relationships may not result in improved operating results.
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
Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to reduce our worldwide effective tax rate. The application of the tax laws of various jurisdictions, including the United States and the other jurisdictions in which we operate, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. In particular, our non-U.S. headquarters is located in Dublin, Ireland, but tax authorities in other jurisdictions where we operate, and specifically other countries in Europe, may make a determination that the manner in which we operate results in our business not achieving the intended tax consequences. This could increase our worldwide effective tax rate and harm our financial position and results of operations. Our effective tax rate could be adversely affected by several other factors, many of which are outside of our control, such as: increases in expenses that are not deductible for tax purposes, the tax effects of restructuring charges or purchase accounting for acquisitions, changes related to our ability to ultimately realize future benefits attributed to our deferred tax assets, including those related to other-than-temporary impairment, and a change in our decision to indefinitely reinvest foreign earnings. Further, we are subject to review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition.
The enactment of legislation implementing changes in the U.S. taxation of international business activities, the adoption of other tax reform policies or changes in tax legislation or policies in jurisdictions outside the United States could materially impact our financial position and results of operations.
Members of the U.S. House of Representatives and the U.S. Senate have released draft proposals to reform the U.S. system for taxing cross-border income. Provisions that would tighten tax laws with respect to international operations have been part of every Obama Administration budget and the President's Economic Recovery Advisory Board ("PERAB") has issued a report that includes an extensive discussion of international tax reform options ("PERAB 2010"). Possible future changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Additionally, the Organisation for Economic Co-Operation and Development ("OECD") issued a report in February 2013 calling for a coordinated multi-jurisdictional approach to “base erosion and profit shifting” by multinational companies. The report indicated that international tax standards have not kept pace with changes in global business practices. The OECD said that given the urgency of the matter, it was looking to draft an initial action plan within six months in time for the Committee on Fiscal Affairs' next meeting in June 2013. The action plan will identify actions the OECD determines is needed to address “base erosion and profit shifting,” impose deadlines, and consider the resources and methodology required to implement solutions. Possible changes, including new definitions of permanent establishment, could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Due to the large and expanding scale of our international business activities, any changes in the U.S. or international taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 67.5% of the voting power of our outstanding capital stock as of March 31, 2013.

Our co-founder and Chair, Reid Hoffman, controlled approximately 15.6% of our outstanding shares of Class A and Class B common stock, representing approximately 61.1% of the voting power of our outstanding capital stock as of March 31, 2013. Therefore, Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters for the foreseeable future.
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
If securities or industry analysts publish reports that are interpreted negatively by the investment community or publish negative research reports about our business, our share price and trading volume could decline.
The trading market for our Class A common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more analysts publish research reports that are interpreted negatively by the investment community, or have a negative tone regarding our business, industry or end-markets, our share price could decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
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

Item 2. Unregistered Sales of Equity Securities
Issuer Purchases of Equity Securities
No shares of our Class A or Class B common stock were repurchased during the three months ended March 31, 2013.

Item 6. Exhibits

Exhibit Number
10.1+*	2013 Executive Bonus Compensation Plan

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
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

LINKEDIN CORPORATION

Dated:	May 2, 2013	By:	/s/ Jeffrey Weiner
Jeffrey Weiner
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 2, 2013	By:	/s/ Steven Sordello
Steven Sordello
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number

10.1+*	2013 Executive Bonus Compensation Plan

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
††
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.