Form 10-Q
period 2013-06-30
LINKEDIN CORP
filed 2013-08-02
CIK 1271024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2013, there were 93,898,722 shares of the Registrant’s Class A common stock outstanding and 18,200,424 shares of the Registrant’s Class B common stock outstanding.

LINKEDIN CORPORATION
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
LINKEDIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$262,670	$270,408
Short-term investments	610,728	479,141
Accounts receivable (net of allowance for doubtful accounts of $6,250 and $3,774 at June 30, 2013 and December 31, 2012, respectively)	203,585	203,607
Deferred commissions	29,710	30,232
Prepaid expenses	26,785	14,344
Other current assets	30,672	21,065
Total current assets	1,164,150	1,018,797
Property and equipment, net	292,715	186,677
Goodwill	150,831	115,214
Intangible assets, net	38,284	32,780
Other assets	41,980	28,862
TOTAL ASSETS	$1,687,960	$1,382,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$74,605	$53,559
Accrued liabilities	106,118	104,077
Deferred revenue	331,187	257,743
Total current liabilities	511,910	415,379
DEFERRED TAX LIABILITIES	22,905	27,717
OTHER LONG TERM LIABILITIES	42,128	30,810
Total liabilities	576,943	473,906
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY (Note 11):
Class A and Class B common stock	11	11
Additional paid-in capital	1,055,870	879,303
Accumulated other comprehensive income (loss)	(64)	260
Accumulated earnings	55,200	28,850
Total stockholders’ equity	1,111,017	908,424
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,687,960	$1,382,330
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	$363,661	$228,207	$688,366	$416,663
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	49,264	30,367	91,648	55,500
Sales and marketing	122,276	75,740	231,693	141,624
Product development	95,608	60,080	176,280	107,173
General and administrative	56,225	30,974	99,009	55,828
Depreciation and amortization	32,193	17,548	57,999	32,430
Total costs and expenses	355,566	214,709	656,629	392,555
Income from operations	8,095	13,498	31,737	24,108
Other expense, net	(252)	(668)	(560)	(444)
Income before income taxes	7,843	12,830	31,177	23,664
Provision for income taxes	4,109	10,019	4,827	15,864
Net income	$3,734	$2,811	$26,350	$7,800

Net income per share of common stock:
Basic	$0.03	$0.03	$0.24	$0.08
Diluted	$0.03	$0.03	$0.23	$0.07
Weighted-average shares used to compute net income per share:
Basic	111,214	104,185	110,334	103,198
Diluted	116,627	112,317	116,017	111,813
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$3,734	$2,811	$26,350	$7,800
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of tax	(327)	(14)	(308)	110
Less: reclassification adjustment for net investment (gains) losses included in net income, net of tax	2	(79)	(16)	(81)
Total other comprehensive income (loss)	(325)	(93)	(324)	29
Comprehensive income	$3,409	$2,718	$26,026	$7,829
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$26,350	$7,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,999	32,430
Provision (benefit) for doubtful accounts and sales returns	2,953	(290)
Stock-based compensation	82,293	31,949
Excess income tax benefit from stock-based compensation	(17,559)	(10,367)
Changes in operating assets and liabilities:
Accounts receivable	(272)	(22,457)
Deferred commissions	543	(2,073)
Prepaid expenses and other assets	(17,846)	(20,274)
Accounts payable and other liabilities	20,815	26,816
Income taxes, net	(726)	14,484
Deferred revenue	73,444	52,195
Net cash provided by operating activities	227,994	110,213
INVESTING ACTIVITIES:
Purchases of property and equipment	(137,467)	(59,691)
Purchases of investments	(256,925)	(179,377)
Sales of investments	76,420	24,304
Maturities of investments	45,127	60,726
Payments for intangible assets and acquisitions, net of cash acquired	(6,547)	(47,900)
Changes in deposits and restricted cash	(3,543)	(2,702)
Net cash used in investing activities	(282,935)	(204,640)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock from employee stock options	19,738	23,891
Proceeds from issuance of common stock from employee stock purchase plan	11,500	7,718
Excess income tax benefit from stock-based compensation	17,559	10,367
Other financing activities	813	(140)
Net cash provided by financing activities	49,610	41,836
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,407)	(81)
CHANGE IN CASH AND CASH EQUIVALENTS	(7,738)	(52,672)
CASH AND CASH EQUIVALENTS—Beginning of period	270,408	339,048
CASH AND CASH EQUIVALENTS—End of period	$262,670	$286,376
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$36,103	$17,402
Vesting of early exercised stock options	$547	$2,630
Issuance of Class A common stock and stock options for business combinations	$40,927	$72,461
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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2013 and December 31, 2012, are summarized as follows (in thousands):

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$113,213	$—	$—	$113,213	$148,384	$—	$—	$148,384
Commercial paper	—	24,095	—	24,095	—	18,488	—	18,488
Short-term investments:
Commercial paper	—	81,226	—	81,226	—	46,361	—	46,361
Certificates of deposit	—	2,005	—	2,005	—	2,005	—	2,005
U.S. treasury securities	38,156	—	—	38,156	18,197	—	—	18,197
U.S. agency securities	—	336,688	—	336,688	—	303,450	—	303,450
Corporate debt securities	—	143,224	—	143,224	—	107,517	—	107,517
Municipal securities	—	9,429	—	9,429	—	1,611	—	1,611
Other current assets:
Foreign currency forward contracts	—	2,531	—	2,531	—	146	—	146
Total assets	$151,369	$599,198	$—	$750,567	$166,581	$479,578	$—	$646,159
Liabilities:
Accrued liabilities:								—
Foreign currency forward contracts	$—	$372	$—	$372	$—	$1,040	$—	$1,040
Total liabilities	$—	$372	$—	$372	$—	$1,040	$—	$1,040

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

As of June 30, 2013 and December 31, 2012, the Company had outstanding foreign currency forward contracts with a total notional amount of $117.3 million and $83.5 million, respectively.

3.	Acquisition

On April 17, 2013, LinkedIn completed its acquisition of Alphonso Labs, Inc. ("Pulse"), a San Francisco, California-based privately held leading mobile news reader and content distribution platform. LinkedIn's purchase price of $47.6 million for all the outstanding shares of capital stock of Pulse consisted of $6.7 million in cash and 225,882 shares of LinkedIn Class A common stock. LinkedIn also issued 9,182 stock options related to assumed Pulse equity awards. The fair value of the earned portion of assumed stock options of $0.3 million is included in the purchase price, with the remaining fair value of $1.2 million resulting in post-acquisition compensation expense that will be recognized over the requisite service period of approximately three years from the date of acquisition. The total consideration in connection with the acquisition is subject to adjustment based on (i) purchase price adjustment provisions and (ii) indemnification obligations of Pulse stockholders after the closing of the acquisition.

The acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The final purchase price allocation is pending the finalization of deferred tax calculations and residual goodwill. Pulse's results of operations have been included in the condensed consolidated financial statements from the date of acquisition. To retain the services of certain former Pulse employees, LinkedIn offered non-vested Class A common stock that will be earned over three years from the date of acquisition. As these equity awards are subject to post-acquisition employment, the Company is accounting for them as post-acquisition compensation expense. In connection with these post-acquisition arrangements, the Company issued 244,601 shares of non-vested Class A common stock with a total fair value of $44.0 million.

The following table presents the purchase price allocation initially recorded in the Company's condensed consolidated balance sheets on the respective acquisition dates (in thousands):

Total
Net tangible assets	$221
Goodwill (1)	35,617
Intangible assets (2)	14,000
Net deferred tax liability	(2,227)
Total purchase price consideration (3)	$47,611
 _______________________

(1)
The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is primarily attributable to expected operational synergies, the assembled workforce, and the future development initiatives of the assembled workforce. None of the goodwill is expected to be deductible for tax purposes.

(2)
Identifiable definite-lived intangible assets were comprised of developed technology of $9.5 million, trade name of $2.7 million, registered user base of $1.2 million and backlog of $0.6 million. The overall weighted-average life of the identifiable definite-lived intangible assets acquired was 2.9 years, which will be amortized on a straight-line basis over their estimated useful lives.

(3)	Subject to adjustment based on (i) purchase price adjustment provisions and (ii) indemnification obligations of the acquired company stockholders.

Pro forma results of operations for this acquisition have not been presented as the financial impact to the Company’s consolidated financial statements is not material.

4.	Cash and Investments
The following table presents cash, cash equivalents and short-term investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
June 30, 2013:
Cash	$125,362	$—	$—	$125,362
Cash equivalents:
Money market funds	113,213	—	—	113,213
Commercial paper	24,091	4	—	24,095
Short-term investments:
Commercial paper	81,199	31	(4)	81,226
Certificates of deposit	2,000	5	—	2,005
U.S. treasury securities	38,151	13	(8)	38,156
U.S. agency securities	336,513	219	(44)	336,688
Corporate debt securities	143,338	31	(145)	143,224
Municipal securities	9,447	1	(19)	9,429
Total cash, cash equivalents, and short-term investments	$873,314	$304	$(220)	$873,398
December 31, 2012:
Cash	$103,536	$—	$—	$103,536
Cash equivalents:
Money market funds	148,384	—	—	148,384
Commercial paper	18,487	1	—	18,488
Short-term investments:
Commercial paper	46,352	9	—	46,361
Certificates of deposit	2,000	5	—	2,005
U.S. treasury securities	18,184	13	—	18,197
U.S. agency securities	302,991	460	(1)	303,450
Corporate debt securities	107,585	10	(78)	107,517
Municipal securities	1,612	—	(1)	1,611
Total cash, cash equivalents, and short-term investments	$749,131	$498	$(80)	$749,549

The following table presents short-term investments by contractual maturity date (in thousands) as of June 30, 2013:

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$410,050	$410,261
Due after one year through two years	200,598	200,467
Total	$610,648	$610,728

5.	Property and Equipment
The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	June 30, 2013	December 31, 2012
Computer equipment	$297,902	$199,022
Software	31,775	26,901
Capitalized website and internal-use software	59,282	40,971
Furniture and fixtures	21,762	17,087
Leasehold improvements	69,952	44,362
Total	480,673	328,343
Less accumulated depreciation	(187,958)	(141,666)
Property and equipment, net	$292,715	$186,677

6.	Goodwill and Other Intangible Assets

Goodwill
Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2012	$115,214
2013 acquisition	35,617
Goodwill—June 30, 2013	$150,831

Other Intangible Assets
The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life
June 30, 2013:
Developed technology	$37,452	$(11,266)	$26,186	2.7 years
Trade name	7,000	(1,703)	5,297	2.4 years
Patents	4,025	(870)	3,155	13.0 years
Non-compete agreements	2,661	(2,238)	423	0.9 years
Customer relationships	1,200	(260)	940	3.9 years
Other intangible assets	5,998	(3,715)	2,283	2.1 years
Total	$58,336	$(20,052)	$38,284	3.5 years
December 31, 2012:
Developed technology	$30,952	$(7,676)	$23,276	3.2 years
Trade name	4,300	(836)	3,464	2.4 years
Patents	4,025	(750)	3,275	13.5 years
Non-compete agreements	2,661	(1,717)	944	1.1 years
Customer relationships	1,200	(140)	1,060	4.4 years
Other intangible assets	4,176	(3,415)	761	2.4 years
Total	$47,314	$(14,534)	$32,780	4.1 years

Amortization expense was $5.7 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively, and $8.5 million and $3.2 million for the six months ended June 30, 2013 and 2012, respectively. Estimated amortization expense of purchased intangible assets for future periods as of June 30, 2013 is as follows (in thousands):

Remainder of 2013	$7,419
2014	13,881
2015	10,774
2016	3,666
2017	343
Thereafter	2,062
Total	$38,145

7.	Accrued Liabilities
The following table presents the detail of accrued liabilities for the periods presented (in thousands):

	June 30, 2013	December 31, 2012
Accrued vacation and employee-related expenses	$47,600	$35,803
Accrued incentives	36,461	46,554
Accrued sales tax and value-added taxes	9,726	9,103
Exercise of unvested stock options	717	1,292
Other accrued expenses	11,614	11,325
Total	$106,118	$104,077

8.	Other Expense, Net
The following table presents the detail of other expense, net, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income	$578	$233	$1,048	$435
Net loss on foreign exchange and foreign currency derivative contracts	(819)	(954)	(1,752)	(932)
Net realized gain on sales of short-term investments	3	53	6	53
Other non-operating income (expense), net	(14)	—	138	—
Total other expense, net	$(252)	$(668)	$(560)	$(444)

9.	Income Per Share
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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$3,108	$626	$1,863	$948	$21,810	$4,540	$4,386	$3,414
Denominator:
Weighted-average common shares outstanding	92,560	18,654	69,063	35,122	91,325	19,009	58,024	45,174
Basic net income per share	$0.03	$0.03	$0.03	$0.03	$0.24	$0.24	$0.08	$0.08
Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$3,108	$626	$1,863	$948	$21,810	$4,540	$4,386	$3,414
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	626	—	948	—	4,540	—	3,414	—
Reallocation of undistributed earnings to Class B shares	—	103	—	122	—	791	—	4
Allocation of undistributed earnings	$3,734	$729	$2,811	$1,070	$26,350	$5,331	$7,800	$3,418
Denominator:
Number of shares used in basic calculation	92,560	18,654	69,063	35,122	91,325	19,009	58,024	45,174
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	18,654	—	35,122	—	19,009	—	45,174	—
Employee stock options	4,294	4,109	7,794	7,638	4,645	4,464	8,362	3,819
RSUs and other dilutive securities	1,119	—	338	—	1,038	—	253	—
Number of shares used in diluted calculation	116,627	22,763	112,317	42,760	116,017	23,473	111,813	48,993
Diluted net income per share	$0.03	$0.03	$0.03	$0.03	$0.23	$0.23	$0.07	$0.07

The following weighted-average employee equity awards were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employee stock options	703	28	480	40
RSUs	197	—	324	62
Total	900	28	804	102

10.	Commitments and Contingencies
Aggregate Future Lease Commitments
The Company leases its office facilities under operating lease agreements, the longest of which is expected to expire in 2026. The Company’s future minimum payments, which exclude operating expenses, under non-cancelable operating leases for office facilities having initial terms in excess of one year as of June 30, 2013 are as follows (in thousands):

Year Ending December 31,	Operating Leases
Remainder of 2013	$22,920
2014	60,312
2015	78,908
2016	78,988
2017	78,152
Thereafter	512,870
Total minimum lease payments	$832,150
Legal Proceedings
The Company is subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material adverse effect on the business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, the Company's litigation matters are maturing, and therefore litigation costs are increasing. Other regulatory matters could result in fines and penalties being assessed against the Company, and it may become subject to mandatory periodic audits, which would likely increase its regulatory compliance costs, and may require the Company to change its business practices, which could negatively impact its revenue growth.
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
Indemnification
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment by the Company may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, it may have recourse against third parties for certain payments. In addition, the Company has indemnification agreements with certain of its directors and executive officers that require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers with the Company. The terms of such obligations vary.

11.	Stockholders’ Equity
Common Stock
As of June 30, 2013, the Company had 93,566,905 shares and 18,336,655 shares of Class A common stock and Class B common stock outstanding, respectively. As of December 31, 2012, the Company had 88,829,278 and 19,817,923 shares of Class A common stock and Class B common stock outstanding, respectively.

Stock Option Activity
A summary of stock option activity for the six months ended June 30, 2013 is as follows:

	Stock Option Activity		Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted-Average Exercise Price
Outstanding—December 31, 2012	8,251,850	$10.50
Assumed options from acquisition	9,182	14.50
Granted	710,381	170.02
Exercised	(2,170,457)	9.10
Canceled or expired	(166,991)	12.34
Outstanding—June 30, 2013	6,633,965	$28.00	6.95	$997,105
Options vested and expected to vest as of June 30, 2013	6,306,705	$25.00	6.87	$966,837
Options vested and exercisable as of June 30, 2013	3,281,054	$6.59	6.04	$563,399
Aggregate intrinsic value represents the difference between the Company's closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange (“NYSE”) as of June 30, 2013 was $178.30. The total intrinsic value of options exercised was approximately $147.6 million and $146.6 million for the three months ended June 30, 2013 and 2012, respectively, and $329.9 million and $272.1 million for the six months ended June 30, 2013 and 2012, respectively. The weighted-average grant date fair value of options granted was $89.45 and $62.59 for the three months ended June 30, 2013 and 2012, respectively, and $88.18 and $62.00 for the six months ended June 30, 2013 and 2012, respectively.
RSU Activity
A summary of RSU activity for the six months ended June 30, 2013 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested—December 31, 2012	3,239,272	$94.69
Granted	1,510,644	172.52
Vested and issued	(484,373)	96.85
Canceled	(171,818)	116.32
Unvested—June 30, 2013	4,093,725	$122.25

Stock-Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards to employees and nonemployees on the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$3,913	$1,236	$6,719	$2,037
Sales and marketing	8,843	4,327	15,704	7,195
Product development	24,885	10,572	42,523	16,461
General and administrative	10,713	3,188	17,347	6,256
Total stock-based compensation	48,354	19,323	82,293	31,949
Tax benefit from stock-based compensation	(13,465)	(3,762)	(22,754)	(6,603)
Total stock-based compensation, net of tax effect	$34,889	$15,561	$59,539	$25,346

The Company capitalized $2.6 million and $0.7 million for the three months ended June 30, 2013 and 2012, respectively, and $4.1 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively, of stock-based compensation as website development costs.

12.	Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries, as such, earnings are to be reinvested indefinitely offshore. The determination of the interim period income tax provision utilizes the effective rate method, which requires the estimation of certain annualized components of the computation of income provision, including the estimate of the annual effective tax rate by legal entity and by jurisdiction.
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (the "2012 Act"). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Act extends the research credit for two years to December 31, 2013. The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the retroactive extension, the Company has recognized a tax benefit of approximately $14.0 million in the six months ended June 30, 2013 for qualifying amounts incurred in 2012.
The Company recorded income tax expense of $4.1 million and $10.0 million for the three months ended June 30, 2013 and 2012, respectively, and $4.8 million and $15.9 million for the six months ended June 30, 2013 and 2012, respectively. The tax provision decreased in the three and six months ended June 30, 2013 compared to the same periods last year, primarily due to recognizing a benefit for the retroactive reinstatement of the 2012 Federal Research and Experimentation credit. This tax benefit was partially offset by non-deductible stock-based compensation, acquisition costs and foreign losses that were not benefited. The Company's foreign losses increased during the three and six months ended June 30, 2013 compared to the same periods last year primarily due to research and development expenses which grew internationally at a rate higher than the growth rate of international revenues. International research and development expenses include costs charged by LinkedIn Corporation.

13.	Information About Revenue and Geographic Areas
Revenue by geography is based on the shipping address of the customer. The following tables present the Company’s revenue by product line and geographic region for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue by product:
Talent Solutions	$205,092	$121,592	$389,376	$224,152
Marketing Solutions	85,593	63,105	160,389	111,055
Premium Subscriptions	72,976	43,510	138,601	81,456
Total	$363,661	$228,207	$688,366	$416,663

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue by geographic region:
United States	$224,277	$147,253	$425,680	$268,102
Other Americas (1)	26,857	15,047	51,033	27,056
Total Americas	251,134	162,300	476,713	295,158
EMEA(2)	84,691	50,057	159,848	92,902
APAC (3)	27,836	15,850	51,805	28,603
Total	$363,661	$228,207	$688,366	$416,663
 __________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)
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

Overview
We are the world’s largest professional network on the Internet and currently have more than 238 million members in over 200 countries and territories. Through our proprietary platform, members are able to create, manage and share their professional identity online, build and engage with their professional network, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. We believe we are the most extensive, accurate and accessible network focused on professionals.
In the three and six months ended June 30, 2013, we achieved significant growth as compared to the same periods in 2012 as our network of registered members and member engagement continues to increase and we continue to benefit from expanded product offerings and international expansion. Our net revenue was $363.7 million and $688.4 million for the three and six months ended June 30, 2013, respectively, which represented an increase of 59% and 65%, respectively, compared to the same periods in 2012, and we expect this growth rate to decrease over time. Our future growth will depend, in part, on our ability to continue to increase our member base and member engagement on both desktop and mobile, as well as continuing to expand our product offerings and international expansion, which we believe will result in increased sales of our Talent Solutions, Marketing Solutions and Premium Subscriptions to new and existing customers. We believe the rate at which we are able to increase our member base and member engagement, as measured by our key metrics, will decelerate over time because of the large scale of our network, and that this may impact portions of our business.
In 2013, our philosophy is to continue to invest for long-term growth and we expect to continue to invest heavily in the following:

•
Talent. We expect to increase our workforce, which will result in an increase in headcount-related expenses, including stock-based compensation expense. As of June 30, 2013, we had 4,241 employees, which represented an increase of 48% compared to the same period last year.

•
Technology. We expect to continue to make significant capital expenditures to upgrade our technology and network to improve the ability of our website to handle expected increases in usage, to enable the release of new features and solutions, and to scale for future growth.

•	Product. We expect to continue to invest heavily in our product development efforts to enable our members and customers to derive more value from our platform.

•	Monetization. We expect to continue to aggressively expand our field sales organization to market our solutions both in the United States and internationally.

Key Business Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•
Number of Registered Members. We define the number of registered members in our network as the number of individual users who have created a member profile on our website as of the date of measurement. We believe the number of registered members is a key indicator of the growth of our network and our ability to receive the benefits of the network effects resulting from such growth. Growth in our member base depends, in part, on our ability to successfully develop and market our solutions to professionals who have not yet become members of our network. Member growth will also be contingent on our ability to translate our offerings into additional languages, create more localized products in certain key markets, and more broadly expand our member base internationally. We typically experience slower member growth in the third quarter of the year as a result of decreased Internet usage by professionals during the summer months. We believe that a higher number of registered members will, over time, result in increased sales of our Talent Solutions, Marketing Solutions and Premium Subscriptions, as customers will have access to a larger pool of professional talent.
The following table presents the number of registered members as of the periods presented:

	June 30,		% Change
	2013	2012
	(in thousands)
Number of registered members(1)	238,072	173,945	37%
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

•
Unique Visitors. We base unique visitors on data provided by comScore, a leading provider of digital marketing intelligence. comScore defines unique visitors as users who have visited our desktop website (which excludes mobile engagement) at least once during a month regardless of whether they are a member. We view unique visitors as a key indicator of growth in our brand awareness among users and whether we are providing our members with useful products and features, thereby increasing member engagement. We believe that a higher level of member engagement will result in increased sales of our Talent Solutions, Marketing Solutions and Premium Subscriptions, as customers will have access to a larger pool of professional talent. Growth in unique visitors will be driven by growth in the number of registered members, improvements to features and products that drive traffic to our website, and international expansion.

The following table presents the average monthly number of unique visitors during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in millions)			(in millions)
Unique visitors (1)	189	114	66%	180	108	67%
 ______________________

(1)
Includes the impact of Slideshare, which was acquired on May 17, 2012, beginning on June 1, 2012. Excluding the impact of Slideshare, the average monthly number of unique visitors for the three and six months ended June 30, 2013 was 143 million and 137 million, respectively.

•
Page Views. We base page views on data provided by comScore. comScore defines page views as the number of pages on our desktop website (excluding mobile page views) that users view during the measurement period. Similar to unique visitors, we believe page views is a key indicator for gaining insight into whether we are increasing member engagement and whether our members are deriving value from our solutions. We expect growth in page views will be driven, in part, by growth in the number of registered members, improvements in products and features that drive member traffic to our website, and international expansion. However, page views may not capture all of the value that our members and other users derive from our solutions because part of the benefit of certain products and features is that the member or user does not need to visit our website to receive value from our platform. For example, members can respond to emails they receive from other members without accessing their LinkedIn account or our website.

The following table presents the number of page views during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in millions)			(in millions)
Page Views (1)	12,305	9,412	31%	23,928	18,847	27%
______________________

(1)
Includes the impact of Slideshare, which was acquired on May 17, 2012, beginning on June 1, 2012. Excluding the impact of Slideshare, the number of page views for the three and six months ended June 30, 2013 was 11.7 billion and 22.8 billion, respectively.

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

The following table presents the number of LinkedIn Corporate Solutions customers as of the periods presented:

	June 30,
	2013	2012	% Change

LinkedIn Corporate Solutions customers	20,256	12,283	65%

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

The following table presents our net revenue by field sales and online sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	($ in thousands)
Field sales	$209,227	58%	$129,448	57%	$393,198	57%	$230,919	55%
Online sales	154,434	42%	98,759	43%	295,168	43%	185,744	45%
Net revenue	$363,661	100%	$228,207	100%	$688,366	100%	$416,663	100%
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of Adjusted EBITDA:
Net income	$3,734	$2,811	$26,350	$7,800
Provision for income taxes	4,109	10,019	4,827	15,864
Other expense, net	252	668	560	444
Depreciation and amortization	32,193	17,548	57,999	32,430
Stock-based compensation	48,354	19,323	82,293	31,949
Adjusted EBITDA	$88,642	$50,369	$172,029	$88,487

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(As a percentage of revenue)
Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14	13	13	13
Sales and marketing	34	33	34	34
Product development	26	26	26	26
General and administrative	15	14	14	13
Depreciation and amortization	9	8	8	8
Total costs and expenses	98	94	95	94
Income from operations	2	6	5	6
Other expense, net	—	—	—	—
Income before income taxes	2	6	5	6
Provision for income taxes	1	4	1	4
Net income	1%	1%	4%	2%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Revenue by product:
Talent Solutions	$205,092	$121,592	69%	$389,376	$224,152	74%
Marketing Solutions	85,593	63,105	36%	160,389	111,055	44%
Premium Subscriptions	72,976	43,510	68%	138,601	81,456	70%
Total	$363,661	$228,207	59%	$688,366	$416,663	65%
Percentage of revenue by product: (1)
Talent Solutions	56%	53%		57%	54%
Marketing Solutions	24%	28%		23%	27%
Premium Subscriptions	20%	19%		20%	20%
Total	100%	100%		100%	100%
  ______________________
(1) Certain items may not total due to rounding.
Total net revenue increased $135.5 million in the three months ended June 30, 2013 compared to the same period last year. Net revenue from our Talent Solutions increased $83.5 million in the three months ended June 30, 2013 compared to the same period last year. The increase was a result of further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 65% increase in the number of LinkedIn Corporate Solutions customers as of June 30, 2013 compared to June 30, 2012, and to a lesser extent, sales of additional services to existing customers. Net revenue from our Marketing Solutions increased $22.5 million in the three months ended June 30, 2013 compared to the same period last year. The increase in field sales advertising solutions was due to higher average advertising prices, while the increase in self-service advertising solutions was driven by higher sales volume.  The increase in sales volume is driven by higher user engagement, which is positively impacted by increases in the number of our registered members and page views on our website. Net revenue from our Premium Subscriptions increased $29.5 million in the three months ended June 30, 2013 compared to the same period last year as a result of an increase in the number of premium subscribers due to increases in engagement, as evidenced by our key metrics. In addition, although still in their early stages, our sales solutions products, which include Sales Navigator, are continuing to grow at a faster rate than our other Premium Subscription products.
Total net revenue increased $271.7 million in the six months ended June 30, 2013 compared to the same period last year. Net revenue from our Talent Solutions increased $165.2 million in the six months ended June 30, 2013 compared to the same period last year. The increase was a result of further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 65% increase in the number of LinkedIn Corporate Solutions customers as of June 30, 2013 compared to June 30, 2012, and to a lesser extent, sales of additional services to existing customers. Net revenue from our Marketing Solutions increased $49.3 million in the six months ended June 30, 2013 compared to the same period last year due to higher sales volume by our field sales and self-service advertising solutions, and to a lesser extent, higher average advertising prices. The increase in sales volume is driven by higher user engagement, which is positively impacted by increases in the number of our registered members and page views on our website. Net revenue from our Premium Subscriptions increased $57.1 million in the six months ended June 30, 2013 compared to the same period last year as a result of an increase in the number of premium subscribers due to increases in engagement, as evidenced by our key metrics. In addition, although still in their early stages, our sales solutions products, which include Sales Navigator, are continuing to grow at a faster rate than our other Premium Subscription products.

The following table presents our net revenue by geographic region:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Revenue by geographic region:
United States	$224,277	$147,253	52%	$425,680	$268,102	59%
Other Americas (1)	26,857	15,047	78%	51,033	27,056	89%
Total Americas	251,134	162,300	55%	476,713	295,158	62%
EMEA (2)	84,691	50,057	69%	159,848	92,902	72%
APAC (3)	27,836	15,850	76%	51,805	28,603	81%
Total	$363,661	$228,207	59%	$688,366	$416,663	65%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

International revenue increased $58.4 million and $114.1 million in the three and six months ended June 30, 2013, respectively, compared to the same periods last year. International revenue represented 38% of total revenue in the three and six months ended June 30, 2013 compared to 35% and 36% in the three and six months ended June 30, 2012, respectively. The increase in international revenue, in absolute dollars and as a percentage of total revenue, is primarily due to the expansion of our international field sales organization and our site localization efforts. As of June 30, 2013, we operated our site and mobile applications in numerous languages, and continued our expansion outside of the United States in offices across North America, as well as throughout Europe, Asia, Australia and the Middle East. We expect international revenue to increase on an absolute basis and as a percentage of revenue in 2013 as we continue to focus on making our platform available in more languages and further developing our brand across various international geographies.
Cost of Revenue
Our cost of revenue primarily consists of salaries, benefits and stock-based compensation for our production operations, customer support, infrastructure and advertising operations teams and web hosting costs related to operating our website. Credit card processing fees, sales taxes, allocated facilities costs and other supporting overhead costs are also included in cost of revenue. Consistent with our investment philosophy for 2013, we currently expect cost of revenue to increase on an absolute basis and remain consistent as a percentage of revenue.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$49,264	$30,367	62%	$91,648	$55,500	65%
Percentage of net revenue	14%	13%		13%	13%
Headcount (at period end)	616	411	50%	616	411	50%
Cost of revenue increased $18.9 million in the three months ended June 30, 2013 compared to the same period last year. The increase was primarily attributable to increases in headcount related expenses of $9.3 million, web hosting service expenses of $5.5 million, other direct costs of $2.4 million, primarily consisting of credit card processing fees, and facilities and related costs of $1.0 million.
Cost of revenue increased $36.1 million in the six months ended June 30, 2013 compared to the same period last year. The increase was primarily attributable to increases in headcount related expenses of $16.8 million, web hosting service expenses of $10.7 million, other direct costs of $5.0 million, primarily consisting of credit card processing fees, and facilities and related costs of $2.2 million.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Sales and marketing	$122,276	$75,740	61%	$231,693	$141,624	64%
Percentage of net revenue	34%	33%		34%	34%
Headcount (at period end)	1,822	1,223	49%	1,822	1,223	49%
Sales and marketing expenses increased $46.5 million in the three months ended June 30, 2013 compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $35.2 million as we expanded our field sales organization. We also experienced increases in agency commissions of $5.2 million, facilities and related costs of $2.9 million and consulting services of $1.7 million.
Sales and marketing expenses increased $90.1 million in the six months ended June 30, 2013 compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $70.1 million as we expanded our field sales organization. We also experienced increases in agency commissions of $9.4 million, facilities and related costs of $6.9 million, consulting services of $1.9 million and marketing and related expenses of $1.1 million.
Product Development
Our product development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers and developers. In addition, product development expenses include outside services and consulting, as well as allocated facilities and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to achieving our strategic objectives. Consistent with our investment philosophy for 2013, we expect product development expense to increase on an absolute basis and increase slightly as a percentage of revenue.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Product development	$95,608	$60,080	59%	$176,280	$107,173	64%
Percentage of net revenue	26%	26%		26%	26%
Headcount (at period end)	1,204	837	44%	1,204	837	44%
Product development expenses increased $35.5 million in the three months ended June 30, 2013 compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $35.0 million as a result of our focus on developing new features and products to encourage member growth and engagement.
Product development expenses increased $69.1 million in the six months ended June 30, 2013 compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $65.4 million as a result of our focus on developing new features and products to encourage member growth and engagement. We also experienced increases in web hosting service expenses of $1.8 million and facilities and related costs of $1.6 million.
General and Administrative
Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase on an absolute basis in 2013 and decrease as a percentage of revenue. In particular, we anticipate that costs related to legal proceedings will increase as we are, and expect to continue to be, subject to increasing litigation and compliance requirements.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
General and administrative	$56,225	$30,974	82%	$99,009	$55,828	77%
Percentage of net revenue	15%	14%		14%	13%
Headcount (at period end)	599	390	54%	599	390	54%
General and administrative expenses increased $25.3 million in the three months ended June 30, 2013 compared to the same period last year. The increase was primarily a result of an increase in headcount related expenses of $17.1 million to support our overall growth. We also experienced increases in legal and consulting services of $4.9 million and bad debt expense of $2.5 million.
General and administrative expenses increased $43.2 million in the six months ended June 30, 2013 compared to the same period last year. The increase was primarily a result of an increase in headcount related expenses of $28.1 million to support our overall growth. We also experienced increases in legal and consulting services of $8.9 million, bad debt expense of $4.0 million and facilities and related costs of $1.8 million as we continue to expand our office space to support headcount growth.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Depreciation and amortization	$32,193	$17,548	83%	$57,999	$32,430	79%
Percentage of net revenue	9%	8%		8%	8%
Depreciation and amortization expenses increased $14.6 million and $25.6 million in the three and six months ended June 30, 2013, respectively, compared to the same periods last year. The increase in depreciation expense of $10.8 million and $20.2 million in the three and six months ended June 30, 2013, respectively, was primarily a result of our continued investment in expanding our technology infrastructure in order to support continued growth in our member base, and to a lesser extent, increases in amortization of acquired intangible assets of $3.8 million and $5.4 million, respectively.
Other Expense, Net
Other expense, net consists primarily of the interest income earned on our investments and foreign exchange gains and losses. Hedging strategies that we have implemented or may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Interest income	$578	$233	$1,048	$435
Net loss on foreign exchange and foreign currency derivative contracts	(819)	(954)	(1,752)	(932)
Net realized gain on sales of short-term investments	3	53	6	53
Other non-operating income (expense), net	(14)	—	138	—
Total other expense, net	$(252)	$(668)	$(560)	$(444)
Other expense, net decreased $0.4 million in the three months ended June 30, 2013 compared to the same period last year. The decrease was primarily due to increases in interest earned on higher investment balances, and to a lesser extent, lower foreign currency exchange losses compared to the same period last year.
Other expense, net remained relatively flat in the six months ended June 30, 2013 compared to the same period last year as a result of increases in interest earned on higher investment balances, offset by foreign currency exchange losses.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$4,109	$10,019	(59)%	$4,827	$15,864	(70)%
Income tax expense decreased $5.9 million and $11.0 million in the three and six months ended June 30, 2013, respectively, compared to the same periods last year. The effective tax rates were 52% and 15% for the three and six months ended June 30, 2013, respectively, and 78% and 67% for the three and six months ended June 30, 2012, respectively. The decrease in effective tax rates is primarily due to recognizing a benefit of $14.0 million for the retroactive reinstatement of the 2012 Federal Research and Experimentation credit. This tax benefit was partially offset by non-deductible stock-based compensation, acquisition costs and foreign losses which were not benefited. Foreign losses increased during the three and six months ended June 30, 2013 compared to the same periods last year primarily due to research and development expenses which grew internationally at a higher rate than the growth rate of international revenues. International research and development expenses include costs charged by LinkedIn Corporation.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$137,467	$59,691
Depreciation and amortization	57,999	32,430

Cash flows provided by operating activities	$227,994	$110,213
Cash flows used in investing activities	(282,935)	(204,640)
Cash flows provided by financing activities	49,610	41,836

As of June 30, 2013, we had cash and cash equivalents of $262.7 million and short-term investments of $610.7 million. Our cash equivalents and short-term investments are comprised primarily of U.S. agency securities, corporate debt securities, money market funds, commercial paper and U.S. treasury securities. As of June 30, 2013, the amount of cash and cash equivalents held by foreign subsidiaries was $112.9 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries. The income tax liability would be insignificant if these earnings were to be repatriated. We believe that our existing cash and cash equivalents and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.
Operating Activities
Operating activities provided $228.0 million of cash in the six months ended June 30, 2013, primarily resulting from our improved operating performance compared to same period last year. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $73.4 million and accounts payable and other liabilities increasing $20.8 million, partially offset by an increase in prepaid expenses and other assets of $17.8 million and an increase in excess tax benefit from stock-based compensation of $17.6 million, which is reclassified as a financing activity. The increases in our deferred revenue and accounts payable and other liabilities were primarily due to increases in transaction volumes in the six months ended June 30, 2013. We had net income in the six months ended June 30, 2013 of $26.4 million, which included non-cash stock-based compensation of $82.3 million and non-cash depreciation and amortization of $58.0 million.
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
In the six months ended June 30, 2013, we had net purchases of investments of $135.4 million and purchases of property and equipment of $137.5 million. In the six months ended June 30, 2012, we had net purchases of investments of $94.3 million, purchases of property and equipment of $59.7 million, and made payments for intangible assets and acquisitions, net of cash acquired of $47.9 million.

Financing Activities
Our financing activities in the six months ended June 30, 2013 and June 30, 2012 consisted primarily of net proceeds from the issuance of common stock from employee stock option exercises and stock purchase plan, as well as the excess tax benefit from stock-based compensation.

Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of June 30, 2013.

Contractual Obligations
We lease office space for our headquarters in Mountain View, California, under operating leases that we expect to expire in 2023. We lease other facilities around the world, including office space in Sunnyvale, California, to be constructed by our landlord, the longest of which expires in 2026. We have several material long-term purchase obligations outstanding with third parties. We do not have any debt or material capital lease obligations. As of June 30, 2013, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$832,150	$50,577	$151,305	$153,357	$476,911
Purchase obligations	$94,317	$56,130	$33,412	$4,775	$—

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
Interest Rate Fluctuation Risk
We had cash, cash equivalents and short-term investments of $873.4 million and $749.5 million as of June 30, 2013 and December 31, 2012, respectively. This amount was invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At June 30, 2013, the weighted-average duration of our investment portfolio was less than one year.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of June 30, 2013, a hypothetical increase in interest rates of 1% (100 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $4.7 million, and a hypothetical increase of 0.5% (50 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $2.4 million.
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
We enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exposure to minimize the risk that our earnings will be adversely affected by exchange rate fluctuations. Our foreign currency forward contracts are not designated as hedging instruments. These derivative instruments are carried at fair value with changes in the fair value recorded to other expense, net in our consolidated statements of operations. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the hedged foreign currency denominated assets and liabilities.
As of June 30, 2013, we had outstanding foreign currency forward contracts with a total notional amount of $117.3 million. If overall foreign currency exchange rates appreciated (depreciated) uniformly by 5% against the U.S. Dollar, our foreign currency forward contracts outstanding as of June 30, 2013 would experience a loss (gain) of approximately $4.0 million.
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

Part II. Other Information

Item 1. Legal Proceedings

We are subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, our litigation matters are maturing, and therefore our litigation costs are increasing. Other regulatory matters could result in fines and penalties being assessed against us, and we may become subject to mandatory periodic audits, which would likely increase our regulatory compliance costs, and may require us to change our business practices, which could negatively impact our revenue growth.
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
Risks Related to Our Business
We have a limited operating history in new and unproven markets, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We have a limited operating history in a new and unproven market that may not develop as expected. This limited operating history makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter in these rapidly evolving markets. These risks and difficulties include our ability to, among other things:

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

•	process, store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security;

•	halt the operations of websites that aggregate our data as well as data from other companies, or copycat websites that have misappropriated our data;

•	increase revenue from the solutions we provide;

•	successfully adapt to mobile markets and optimize services for mobile devices;

•	successfully expand our business in markets outside the United States;

•	successfully compete with other companies that are currently in, or may in the future enter, the online professional networking space; and

•	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.
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

The number of registered members in our network is higher than the number of actual members because some members have multiple registrations, other members have died or become incapacitated, and others may have registered under fictitious names or created fraudulent accounts. Given the challenges inherent in identifying these non-actual member accounts, we do not have a reliable system to accurately identify the number of actual members, and thus we rely on the number of registered members as our measure of the size of our network. While the number of registered members represents what we believe to be reasonable estimates of our member base, there are inherent challenges in ensuring that the number of registered members presents an accurate reflection of our member network. For example, we do not have a reliable system for identifying and counting duplicate or fraudulent accounts, or deceased, incapacitated or other non-members and so we rely on estimates and assumptions. In addition, our methodology for measuring our membership numbers, and specifically for making estimates regarding non-members who should not be included as registered members, has changed over time and may continue to change from time to time. While we are using what we believe to be accurate methods of measuring the number of registered members, there are no methodologies available that would provide us with an exact number of non-actual member types of accounts. Therefore, we cannot assure you that our current or future methodologies are accurate, and we will need to continue to adjust them in the future from time to time, which could result in the number of registered members being lower or higher than expected. Further, a substantial majority of our members do not visit our website on a monthly basis, and a substantial majority of our page views are generated by a minority of our members.
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
Because access to online services through mobile devices is growing, our members are increasingly accessing LinkedIn on mobile devices. While many of our members who use our online services on mobile devices also access LinkedIn through personal computers, as we have developed our mobile solutions, we have seen substantial growth in mobile usage, and we anticipate that the rate of growth in mobile usage will continue to grow. Advertising is a source of revenue for us, and it is not clear that we will be able find ways for our Marketing Solutions product to be effectively used on mobile devices. Historically, our Marketing Solutions products have not been made widely available on mobile products, and subsequently have not generated a material amount of revenue. We are devoting valuable resources to solutions related to monetization of mobile usage, and have only recently launched these solutions. We cannot assure you that these solutions will be successful. If our members increasingly use mobile devices as a substitute for access to our online services as opposed to personal computers, and if we are unable to successfully implement monetization strategies for our solutions on mobile devices, if these strategies are not as successful as our offerings for personal computers, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected.
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
Members-Professional Networks. The market for online professional networks is new and rapidly evolving. Other companies such as Facebook, Google, Microsoft and Twitter are developing or could develop competing solutions. Further, some of these companies are partnering with third parties to offer products and services that could compete with ours. We face competition from a number of smaller companies in international markets, such as Xing in German-speaking regions and Viadeo in France, that provide online professional networking solutions, as well as Internet companies in the customer relationship management market, such as salesforce.com (Chatter and Jigsaw). Additionally, we compete against smaller companies that focus on groups of professionals within a specific industry or vertical. Our competitors may announce new products, services or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and operating results. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results.

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
We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of June 30, 2013, approximately 38% of our employees had been with us for less than one year and approximately 89% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. In particular, we intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. We face significant competition for talent from other Internet and high-growth companies, which include both publicly traded and privately-held companies. As we have transitioned from a private company to a public company, this competition has become even more acute in assessing appropriate compensation packages, particularly, determining the mix of cash and equity compensation. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion, and because of our growth, we have significantly expanded our operating lease commitments, which has increased our expenses. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.
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
We have developed a strong and trusted brand that we believe has contributed significantly to the success of our business. Our brand is predicated on the idea that individual professionals will trust us and find immense value in building and maintaining their professional identities and reputations on our platform. Maintaining, protecting and enhancing the “LinkedIn” brand is critical to expanding our base of members, enterprises, advertisers, corporate customers and other partners, and increasing their engagement with our services, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality solutions, which we may not do successfully. Despite our efforts to protect our brand and prevent its misuse, if others misuse our brand or pass themselves off as being endorsed or affiliated with us, it could harm our reputation and our business could suffer. If our members or potential members determine that they can use other platforms, such as social networks, for the same purposes as or as a replacement for our network, or if they choose to blend their professional and social networking activities, our brand and our business could be harmed. Our members or customers could find that new products or features that we introduce are difficult to use or may feel that they degrade their experience on LinkedIn, which could harm our reputation for delivering high-quality products. Our brand is also important in attracting and maintaining high performing employees. If we do not successfully maintain a strong and trusted brand, our business could be harmed.
We may not be able to halt the operations of online services that aggregate our data as well as data from other companies, including social networks, or copycat online services that have misappropriated our data in the past or may misappropriate our data in the future. These activities could harm our brand and our business.
From time to time, third parties have accessed data from our networks through scraping, robots or other means and used this data or aggregated this data on their online services with other data. In addition, “copycat” online services have misappropriated data on our network and attempted to imitate our brand or the functionality of our services. These activities could degrade our brand, negatively impact our website performance and harm our business. When we have become aware of such online services, in many instances we have employed contractual, technological or legal measures in an attempt to halt unauthorized activities, but these measures may not be successful. In addition, if our customers do not comply with our terms of service, they also may be able to abuse our products and services and provide access to our solutions to unauthorized users. However, we may not be able to detect any or all of these types of activities in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of online services operating from outside of the United States, our available legal remedies may not be adequate to protect our business against such activities. Regardless of whether we can successfully enforce our rights against these parties, any measures that we may take could require us to expend significant financial or other resources.
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
Obtaining and maintaining effective intellectual property rights is expensive, including the costs of defending our rights. We are seeking to protect our trademarks and patents, and other intellectual property rights in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions for every such right or which we may not pursue in every location. In particular, we believe it's important maintain, protect and enhance the “LinkedIn” brand. Accordingly, we pursue the registration of domain names and our trademarks and service marks in the United States and in certain locations outside the United States. We have already and may, over time, increase our investment in protecting innovations through investments in patents and similar rights that is expensive and time-consuming.
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
In addition, we have chosen to make certain of our technology available under open source licenses that allow others to use the technology without payment to us. While we hope to benefit from these activities by having access to others' useful technology under open source licenses, there is no assurance that we will receive the business benefits we expect.

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

We are party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We are currently facing, or may face in the future, allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we are facing or may face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, our litigation matters are maturing, and therefore our litigation costs are increasing. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and features while we develop non-infringing substitutes or require us to stop offering certain features. Additionally, we could become subject to mandatory periodic audits as a result of regulatory proceedings, which would likely increase our regulatory compliance costs, and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings and litigation, even if we achieve favorable outcomes, is time-consuming and diverts management's attention from our business.
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
We recognize a portion of revenue from sales of our Talent Solutions and Premium Subscriptions over the terms of the agreements, which is typically 12 months. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in the sales of these offerings may not be reflected in our short-term results of operations.
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
Our business depends on continued and unimpeded access to the Internet by us and our members on personal computers and mobile devices. If government regulations relating to the Internet or other areas of our business change, if Internet access providers are able to block, degrade, or charge for access to certain of our products and services, or if third parties disrupt access to the Internet, we could incur additional expenses and the loss of members and customers.
Our products and services depend on the ability of our members and customers to access the Internet through their personal computers and mobile devices. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers, any of whom could take actions that degrade, disrupt, or increase the cost of user access to our products or solutions, which would, in turn, negatively impact our business. In addition, Internet access could be disrupted by other third parties. Further, the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws limiting Internet neutrality, could decrease the demand for our subscription service or the usage of our services and increase our cost of doing business.

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
Members of the U.S. House of Representatives and the U.S. Senate have released draft proposals to reform the U.S. system for taxing cross-border income. Provisions that would tighten tax laws with respect to international operations have been part of every Obama Administration budget and the President's Economic Recovery Advisory Board ("PERAB") has issued a report that includes an extensive discussion of international tax reform options ("PERAB 2010"). Possible future changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Additionally, the Organisation for Economic Co-Operation and Development ("OECD") is focused on developing resolutions in various areas, including addressing the “tax challenges of the digital economy” and definitional changes to permanent establishment, which could ultimately impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Due to the large and expanding scale of our international business activities, any changes in the U.S. or international taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

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
We have made and will continue to make acquisitions to add employees, complementary companies, products, or technologies. These transactions could be material to our financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 66.2% of the voting power of our outstanding capital stock as of June 30, 2013. Our co-founder and Chair, Reid Hoffman, controlled approximately 14.9% of our outstanding shares of Class A and Class B common stock, representing approximately 60.2% of the voting power of our outstanding capital stock as of June 30, 2013. Therefore, Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters for the foreseeable future.
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

Item 2. Unregistered Sales of Equity Securities
Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our Class B common stock made pursuant to the 2003 Plan. No shares of our Class A common stock were repurchased during the period.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2013	—	$—	—	—
May 1 - May 31, 2013	2,290	18.72	—	—
June 1 - June 30, 2013	521	3.50	—	—
Total	2,811	$15.90	—
 ______________________

(1)
Under the 2003 Plan, participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 6. Exhibits

Exhibit Number
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINKEDIN CORPORATION

Dated:	August 1, 2013	By:	/s/ Jeffrey Weiner
Jeffrey Weiner
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 1, 2013	By:	/s/ Steven Sordello
Steven Sordello
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document