Form 10-Q
period 2013-09-30
LINKEDIN CORP
filed 2013-10-29
CIK 1271024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2013, there were 101,776,526 shares of the Registrant’s Class A common stock outstanding and 17,628,285 shares of the Registrant’s Class B common stock outstanding.

LINKEDIN CORPORATION
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
LINKEDIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,396,292	$270,408
Short-term investments	875,993	479,141
Accounts receivable (net of allowance for doubtful accounts of $5,644 and $3,774 at September 30, 2013 and December 31, 2012, respectively)	208,956	203,607
Deferred commissions	28,507	30,232
Prepaid expenses	33,831	14,344
Other current assets	28,259	21,065
Total current assets	2,571,838	1,018,797
Property and equipment, net	336,656	186,677
Goodwill	150,831	115,214
Intangible assets, net	43,209	32,780
Other assets	41,744	28,862
TOTAL ASSETS	$3,144,278	$1,382,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,340	$53,559
Accrued liabilities	139,898	104,077
Deferred revenue	335,700	257,743
Total current liabilities	545,938	415,379
DEFERRED TAX LIABILITIES	15,861	27,717
OTHER LONG TERM LIABILITIES	51,347	30,810
Total liabilities	613,146	473,906
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY (Note 11):
Class A and Class B common stock	12	11
Additional paid-in capital	2,478,813	879,303
Accumulated other comprehensive income	470	260
Accumulated earnings	51,837	28,850
Total stockholders’ equity	2,531,132	908,424
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,144,278	$1,382,330
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	$392,960	$252,028	$1,081,326	$668,691
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	53,395	33,778	145,043	89,278
Sales and marketing	133,172	83,168	364,865	224,792
Product development	106,223	72,730	282,503	179,903
General and administrative	61,767	33,194	160,776	89,022
Depreciation and amortization	33,767	23,122	91,766	55,552
Total costs and expenses	388,324	245,992	1,044,953	638,547
Income from operations	4,636	6,036	36,373	30,144
Other income (expense), net	156	672	(404)	228
Income before income taxes	4,792	6,708	35,969	30,372
Provision for income taxes	8,155	4,406	12,982	20,270
Net income (loss)	$(3,363)	$2,302	$22,987	$10,102

Net income (loss) per share of common stock:
Basic	$(0.03)	$0.02	$0.21	$0.10
Diluted	$(0.03)	$0.02	$0.20	$0.09
Weighted-average shares used to compute net income (loss) per share:
Basic	113,940	106,304	111,552	104,241
Diluted	113,940	113,618	117,090	112,420
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(3,363)	$2,302	$22,987	$10,102
Other comprehensive income:
Change in unrealized gains on investments, net of tax	537	168	229	278
Less: reclassification adjustment for net investment gains included in net income (loss), net of tax	(3)	—	(19)	(81)
Total other comprehensive income	534	168	210	197
Comprehensive income (loss)	$(2,829)	$2,470	$23,197	$10,299
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$22,987	$10,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,766	55,552
Provision (benefit) for doubtful accounts and sales returns	3,521	(145)
Stock-based compensation	136,738	58,747
Excess income tax benefit from stock-based compensation	(27,747)	(13,255)
Changes in operating assets and liabilities:
Accounts receivable	(7,991)	(43,284)
Deferred commissions	1,779	(1,923)
Prepaid expenses and other assets	(14,139)	(12,487)
Accounts payable and other liabilities	70,406	57,290
Income taxes, net	(1,257)	17,970
Deferred revenue	77,957	69,249
Net cash provided by operating activities	354,020	197,816
INVESTING ACTIVITIES:
Purchases of property and equipment	(220,625)	(93,305)
Purchases of investments	(642,442)	(263,062)
Sales of investments	111,357	25,804
Maturities of investments	128,779	66,973
Payments for intangible assets and acquisitions, net of cash acquired	(15,303)	(56,955)
Changes in deposits and restricted cash	(4,898)	(3,120)
Net cash used in investing activities	(643,132)	(323,665)
FINANCING ACTIVITIES:
Proceeds from follow-on offering, net of offering costs	1,348,419	—
Proceeds from issuance of common stock from employee stock options	27,146	36,096
Proceeds from issuance of common stock from employee stock purchase plan	11,500	7,718
Excess income tax benefit from stock-based compensation	27,747	13,255
Other financing activities	811	(148)
Net cash provided by financing activities	1,415,623	56,921
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(627)	733
CHANGE IN CASH AND CASH EQUIVALENTS	1,125,884	(68,195)
CASH AND CASH EQUIVALENTS—Beginning of period	270,408	339,048
CASH AND CASH EQUIVALENTS—End of period	$1,396,292	$270,853
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$24,196	$13,481
Offering costs not yet paid	$360	$—
Vesting of early exercised stock options	$763	$3,035
Issuance of Class A common stock and stock options for business combinations	$40,927	$72,461
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

Recently Adopted Accounting Guidance
Comprehensive Income
In February 2013, the Financial Accounting Standards Board issued updated authoritative guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted this guidance in its interim period ended March 31, 2013. The adoption of this guidance did not impact the Company's financial results, as the guidance is related to disclosure only, and the Company has not had significant reclassifications out of accumulated other comprehensive income.

2.	Fair Value Measurements
The Company measures its cash equivalents, short-term investments and foreign currency derivative contracts at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2013 and December 31, 2012, are summarized as follows (in thousands):

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$884,275	$—	$—	$884,275	$148,384	$—	$—	$148,384
U.S. treasury securities	351,697	—	—	351,697	—	—	—	—
Commercial paper	—	16,897	—	16,897	—	18,488	—	18,488
Short-term investments:
Commercial paper	—	76,738	—	76,738	—	46,361	—	46,361
Certificates of deposit	—	2,004	—	2,004	—	2,005	—	2,005
U.S. treasury securities	92,731	—	—	92,731	18,197	—	—	18,197
U.S. agency securities	—	432,779	—	432,779	—	303,450	—	303,450
Corporate debt securities		257,432		257,432	—	107,517	—	107,517
Municipal securities	—	14,309	—	14,309	—	1,611	—	1,611
Other current assets:
Foreign currency derivative contracts	—	7	—	7	—	146	—	146
Total assets	$1,328,703	$800,166	$—	$2,128,869	$166,581	$479,578	$—	$646,159
Liabilities:
Accrued liabilities:								—
Foreign currency derivative contracts	$—	$1,994	$—	$1,994	$—	$1,040	$—	$1,040
Total liabilities	$—	$1,994	$—	$1,994	$—	$1,040	$—	$1,040

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

As of September 30, 2013 and December 31, 2012, the Company had outstanding foreign currency derivative contracts with a total notional amount of $81.8 million and $83.5 million, respectively.

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
 _______________________

(1)
The goodwill represents the excess value over both tangible and intangible assets acquired and liabilities assumed. The goodwill in this transaction is primarily attributable to expected operational synergies, the assembled workforce, and the future development initiatives of the assembled workforce. None of the goodwill is expected to be deductible for tax purposes.

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

4.	Cash and Investments
The following table presents cash, cash equivalents and short-term investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
September 30, 2013:
Cash	$143,423	$—	$—	$143,423
Cash equivalents:
Money market funds	884,275	—	—	884,275
U.S. treasury securities	351,700	—	(3)	351,697
Commercial paper	16,896	1	—	16,897
Short-term investments:
Commercial paper	76,716	25	(3)	76,738
Certificates of deposit	2,000	4	—	2,004
U.S. treasury securities	92,590	141	—	92,731
U.S. agency securities	432,352	428	(1)	432,779
Corporate debt securities	257,278	197	(43)	257,432
Municipal securities	14,311	6	(8)	14,309
Total cash, cash equivalents, and short-term investments	$2,271,541	$802	$(58)	$2,272,285
December 31, 2012:
Cash	$103,536	$—	$—	$103,536
Cash equivalents:
Money market funds	148,384	—	—	148,384
Commercial paper	18,487	1	—	18,488
Short-term investments:
Commercial paper	46,352	9	—	46,361
Certificates of deposit	2,000	5	—	2,005
U.S. treasury securities	18,184	13	—	18,197
U.S. agency securities	302,991	460	(1)	303,450
Corporate debt securities	107,585	10	(78)	107,517
Municipal securities	1,612	—	(1)	1,611
Total cash, cash equivalents, and short-term investments	$749,131	$498	$(80)	$749,549

The following table presents short-term investments by contractual maturity date (in thousands) as of September 30, 2013:

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$390,295	$390,532
Due after one year through two years	484,952	485,461
Total	$875,247	$875,993

5.	Property and Equipment
The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	September 30, 2013	December 31, 2012
Computer equipment	$340,288	$199,022
Software	32,245	26,901
Capitalized website and internal-use software	69,445	40,971
Furniture and fixtures	25,282	17,087
Leasehold improvements	85,963	44,362
Total	553,223	328,343
Less accumulated depreciation	(216,567)	(141,666)
Property and equipment, net	$336,656	$186,677

6.	Goodwill and Other Intangible Assets

Goodwill
Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2012	$115,214
2013 acquisition	35,617
Goodwill—September 30, 2013	$150,831

Other Intangible Assets
The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life
September 30, 2013:
Developed technology	$37,452	$(13,810)	$23,642	2.4 years
Trade name	7,000	(2,286)	4,714	2.1 years
Patents	12,782	(941)	11,841	11.0 years
Non-compete agreements	2,661	(2,496)	165	1.4 years
Customer relationships	1,200	(320)	880	3.7 years
Other intangible assets	5,998	(4,031)	1,967	2.0 years
Total	$67,093	$(23,884)	$43,209	4.7 years
December 31, 2012:
Developed technology	$30,952	$(7,676)	$23,276	3.2 years
Trade name	4,300	(836)	3,464	2.4 years
Patents	4,025	(750)	3,275	13.5 years
Non-compete agreements	2,661	(1,717)	944	1.1 years
Customer relationships	1,200	(140)	1,060	4.4 years
Other intangible assets	4,176	(3,415)	761	2.4 years
Total	$47,314	$(14,534)	$32,780	4.1 years

Amortization expense was $3.8 million for both the three months ended September 30, 2013 and 2012 and $12.4 million and $6.9 million for the nine months ended September 30, 2013 and 2012, respectively. Estimated amortization expense of purchased intangible assets for future periods as of September 30, 2013 is as follows (in thousands):

Remainder of 2013	$3,817
2014	14,762
2015	11,655
2016	4,548
2017	1,224
Thereafter	7,064
Total	$43,070

7.	Accrued Liabilities
The following table presents the detail of accrued liabilities for the periods presented (in thousands):

	September 30, 2013	December 31, 2012
Accrued vacation and employee-related expenses	$61,362	$35,803
Accrued incentives	57,585	46,554
Accrued sales tax and value-added taxes	8,536	9,103
Exercise of unvested stock options	498	1,292
Other accrued expenses	11,917	11,325
Total	$139,898	$104,077

8.	Other Income (Expense), Net
The following table presents the detail of other income (expense), net, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income	$686	$245	$1,734	$680
Net gain (loss) on foreign exchange and foreign currency derivative contracts	(495)	425	(2,247)	(507)
Net realized gain on sales of short-term investments	4	2	10	55
Other non-operating income (expense), net	(39)	—	99	—
Total other income (expense), net	$156	$672	$(404)	$228

9.	Income (Loss) Per Share
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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of undistributed earnings	$(2,832)	$(531)	$1,793	$509	$19,139	$3,848	$6,429	$3,673
Denominator:
Weighted-average common shares outstanding	95,936	18,004	82,797	23,507	92,882	18,670	66,342	37,899
Basic net income (loss) per share	$(0.03)	$(0.03)	$0.02	$0.02	$0.21	$0.21	$0.10	$0.10
Diluted net income (loss) per share:
Numerator:
Allocation of undistributed earnings for basic computation	$(2,832)	$(531)	$1,793	$509	$19,139	$3,848	$6,429	$3,673
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(531)	—	509	—	3,848	—	3,673	—
Reallocation of undistributed earnings to Class B shares	—	—	—	102	—	402	—	32
Allocation of undistributed earnings	$(3,363)	$(531)	$2,302	$611	$22,987	$4,250	$10,102	$3,705
Denominator:
Number of shares used in basic calculation	95,936	18,004	82,797	23,507	92,882	18,670	66,342	37,899
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	18,004	—	23,507	—	18,670	—	37,899	—
Employee stock options	—	—	6,808	6,654	4,388	2,976	7,844	3,327
RSUs and other dilutive securities	—	—	506	—	1,150	—	335	—
Number of shares used in diluted calculation	113,940	18,004	113,618	30,161	117,090	21,646	112,420	41,226
Diluted net income (loss) per share	$(0.03)	$(0.03)	$0.02	$0.02	$0.20	$0.20	$0.09	$0.09

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employee stock options	4,594	14	560	31
RSUs	1,373	10	216	45
Total	5,967	24	776	76

10.	Commitments and Contingencies
Aggregate Future Lease Commitments
The Company leases its office facilities under operating lease agreements, the longest of which is expected to expire in 2026. The Company’s future minimum payments, which exclude operating expenses, under non-cancelable operating leases for office facilities having initial terms in excess of one year as of September 30, 2013 are as follows (in thousands):

Year Ending December 31,	Operating Leases (1)
Remainder of 2013	$12,646
2014	64,210
2015	84,107
2016	84,721
2017	81,785
Thereafter	521,519
Total minimum lease payments	$848,988
 __________________

(1)	Subsequent to September 30, 2013, we entered into a lease with a provider of data center space. The lease expires in 2025 with aggregate future minimum lease payments of approximately $116.2 million.
Legal Proceedings
The Company is subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material adverse effect on the business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, the Company's litigation matters are maturing, and therefore litigation costs are increasing. Other regulatory matters could result in fines and penalties being assessed against the Company, and it may become subject to mandatory periodic audits, which would likely increase its regulatory compliance costs. Adverse results of litigation or regulatory matters could also result in the Company being required to change its business practices, which could negatively impact its membership and revenue growth.
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
Follow-on Offering
In September 2013, the Company closed a follow-on offering, at which time it sold a total of 6,188,340 shares of its Class A common stock (inclusive of 807,174 shares from the full exercise of the over-allotment option granted to the underwriters). The public offering price of the shares sold in the offering was $223.00 per share. The total gross proceeds from the offering to the Company were $1,380.0 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $1,348.1 million.
Common Stock
As of September 30, 2013, the Company had 101,553,310 shares and 17,714,805 shares of Class A common stock and Class B common stock outstanding, respectively. As of December 31, 2012, the Company had 88,829,278 and 19,817,923 shares of Class A common stock and Class B common stock outstanding, respectively.

Stock Option Activity
A summary of stock option activity for the nine months ended September 30, 2013 is as follows:

	Stock Option Activity		Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted-Average Exercise Price
Outstanding—December 31, 2012	8,251,850	$10.50
Assumed options from acquisition	9,182	14.50
Granted	727,745	171.53
Exercised	(2,982,463)	9.11
Canceled or expired	(192,417)	14.43
Outstanding—September 30, 2013	5,813,897	$31.25	6.74	$1,248,881
Options vested and expected to vest as of September 30, 2013	5,583,547	$28.43	6.67	$1,215,143
Options vested and exercisable as of September 30, 2013	3,112,202	$8.46	5.86	$739,472
Aggregate intrinsic value represents the difference between the Company's closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange (“NYSE”) as of September 30, 2013 was $246.06. The total intrinsic value of options exercised was approximately $177.8 million and $151.6 million for the three months ended September 30, 2013 and 2012, respectively, and $507.7 million and $423.7 million for the nine months ended September 30, 2013 and 2012, respectively. The weighted-average grant date fair value of options granted was $118.50 and $53.40 for the three months ended September 30, 2013 and 2012, respectively, and $88.91 and $61.61 for the nine months ended September 30, 2013 and 2012, respectively.
RSU Activity
A summary of RSU activity for the nine months ended September 30, 2013 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested—December 31, 2012	3,239,272	$94.69
Granted	1,854,179	178.35
Vested and issued	(839,799)	198.69
Canceled	(258,579)	116.44
Unvested—September 30, 2013	3,995,073	$130.73
Stock-Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards to employees and nonemployees on the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$4,098	$2,182	$10,817	$4,219
Sales and marketing	9,853	5,198	25,557	12,393
Product development	27,186	14,609	69,709	31,070
General and administrative	13,308	4,809	30,655	11,065
Total stock-based compensation	54,445	26,798	136,738	58,747
Tax benefit from stock-based compensation	(15,209)	(6,483)	(37,963)	(13,086)
Total stock-based compensation, net of tax effect	$39,236	$20,315	$98,775	$45,661

The Company capitalized $2.6 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $6.7 million and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively, of stock-based compensation as website development costs.

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
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (the "2012 Act"). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Act extends the research credit for two years to December 31, 2013. The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the retroactive extension, the Company has recognized a tax benefit of $15.5 million in the nine months ended September 30, 2013 for qualifying amounts incurred in 2012.
The Company recorded income tax expense of $8.2 million and $4.4 million for the three months ended September 30, 2013 and 2012, respectively, and $13.0 million and $20.3 million for the nine months ended September 30, 2013 and 2012, respectively. The tax provision increased in the three months ended September 30, 2013 compared to the same period last year primarily due to foreign tax losses which derive no benefit, acquisition costs, and non-deductible stock-based compensation. The tax provision decreased in the nine months ended September 30, 2013 compared to the same period last year primarily due to recognizing a benefit for the retroactive reinstatement of the 2012 Federal Research and Experimentation credit, offset by foreign tax losses which derive no benefit. The Company's foreign losses increased during the three and nine months ended September 30, 2013 compared to the same periods last year primarily due to research and development expenses which grew internationally at a rate higher than the growth rate of international revenues. International research and development expenses include costs charged by LinkedIn Corporation.

13.	Information About Revenue and Geographic Areas
Revenue by geography is based on the shipping address of the customer. The following tables present the Company’s revenue by product line and geographic region for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue by product:
Talent Solutions	$224,676	$138,433	$614,052	$362,585
Marketing Solutions	88,502	64,036	248,891	175,091
Premium Subscriptions	79,782	49,559	218,383	131,015
Total	$392,960	$252,028	$1,081,326	$668,691

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue by geographic region:
United States	$245,302	$162,377	$670,982	$430,479
Other Americas (1)	27,027	17,134	78,060	44,190
Total Americas	272,329	179,511	749,042	474,669
EMEA(2)	90,087	54,530	249,935	147,432
APAC (3)	30,544	17,987	82,349	46,590
Total	$392,960	$252,028	$1,081,326	$668,691
 __________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)
No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.

14.	Subsequent Events

In October 2013, the Company entered into a lease with a provider of data center space for total future minimum payments of approximately $116.2 million over the next 11 years.

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

Overview
We are the world’s largest professional network on the Internet and currently have more than 259 million members in over 200 countries and territories. Through our proprietary platform, members are able to create, manage and share their professional identity online, build and engage with their professional network, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. We believe we are the most extensive, accurate and accessible network focused on professionals.
In the three and nine months ended September 30, 2013, we achieved significant growth as compared to the same periods in 2012 as our network of registered members and member engagement continues to increase and we continue to benefit from expanded product offerings and international expansion. Our net revenue was $393.0 million and $1,081.3 million for the three and nine months ended September 30, 2013, respectively, which represented an increase of 56% and 62%, respectively, compared to the same periods in 2012. Our future growth will depend, in part, on our ability to continue to increase our member base and member engagement on both desktop and mobile devices, as well as continuing to expand our product offerings and international expansion, which we believe will result in increased sales of our Talent Solutions, Marketing Solutions and Premium Subscriptions to new and existing customers. We expect our growth rate related to net revenue will decrease over time. Also, we believe the rate at which we are able to increase our member base and member engagement, as measured by our key metrics, will decelerate over time because of the large scale of our network, and that this may impact portions of our business.
In 2013, our philosophy is to continue to invest for long-term growth and we expect to continue to invest heavily in the following:

•
Talent. We expect to increase our workforce, which will result in an increase in headcount-related expenses, including stock-based compensation expense. As of September 30, 2013, we had 4,812 employees, which represented an increase of 51% compared to the same period last year.

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
In September 2013, we closed a follow-on offering, at which time we sold a total of 6,188,340 shares of our Class A common stock. We received total cash proceeds of $1,348.4 million, net of underwriting discounts and commissions and other costs associated with this offering.
As a result of our investment philosophy, we do not expect to be profitable on a U.S. generally accepted accounting principles (“GAAP”) basis in the fourth quarter of 2013 and we may not be profitable on a GAAP basis in 2014.

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

We believe that a higher number of registered members will result in increased sales of our Talent Solutions, Marketing Solutions and Premium Subscriptions, as customers will have access to a larger pool of professional talent. However, a higher number of registered members will not immediately increase sales, nor will a higher number of registered members in a given region immediately increase sales in that region.
The following table presents the number of registered members as of the periods presented by geographic region (certain items may not total due to rounding):

	September 30,
	2013		2012		% Change
	(in thousands)
Members by geographic region:
United States	89,410	34%	69,771	37%	28%
Other Americas (1)	44,679	17%	29,961	16%	49%
Total Americas	134,089	52%	99,732	53%	34%
EMEA (2)	78,968	30%	54,877	29%	44%
APAC (3)	46,122	18%	32,810	18%	41%
Total number of registered members (4)	259,179	100%	187,419	100%	38%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

(4)
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

The following table presents the average monthly number of unique visitors during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in millions)			(in millions)
Unique visitors (1)	184	134	37%	181	117	55%
 ______________________

(1)
Includes the impact of Slideshare, which was acquired on May 17, 2012, beginning on June 1, 2012. Excluding the impact of Slideshare, the average monthly number of unique visitors for the three and nine months ended September 30, 2013 was 142 million and 139 million, respectively.

•
Page Views. We base page views on data provided by comScore. comScore defines page views as the number of pages on our desktop website (excluding mobile page views) that users view during the measurement period. Similar to unique visitors, we believe page views is a key indicator for gaining insight into whether we are increasing member engagement and whether our members are deriving value from our solutions. We expect growth in page views will be driven, in part, by growth in the number of registered members, improvements in products and features that drive member traffic to our website, and international expansion. However, page views may not capture all of the value that our members and other users derive from our solutions because part of the benefit of certain products and features is that the member or user does not need to visit our website to receive value from our platform. For example, members can respond to InMails they receive from other members without accessing their LinkedIn account or our website.

The following table presents the number of page views during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in millions)			(in millions)
Page Views (1)	12,206	9,183	33%	36,133	28,030	29%
______________________

(1)
Includes the impact of Slideshare, which was acquired on May 17, 2012, beginning on June 1, 2012. Excluding the impact of Slideshare, the number of page views for the three and nine months ended September 30, 2013 was 11.6 billion and 34.5 billion, respectively.

•
Number of LinkedIn Corporate Solutions Customers. We define the number of LinkedIn Corporate Solutions customers as the number of enterprises and professional organizations that we have under active contracts for this product as of the date of measurement. Our LinkedIn Corporate Solutions include LinkedIn Recruiter, Job Slots, LinkedIn Recruitment Media and LinkedIn Career Pages, which are all part of Talent Solutions. We believe the number of LinkedIn Corporate Solutions customers is a key indicator of our market penetration in the online recruiting market, the productivity of our field sales organization and the value that our products bring to both large and small enterprises and professional organizations. The number of customers subscribing to our LinkedIn Corporate Solutions product is particularly important to monitor given that we expect revenue from LinkedIn Corporate Solutions to continue to represent a significant portion of our total net revenue, and we are significantly investing in our ability to successfully sell unique products in a rapidly evolving market.

The following table presents the number of LinkedIn Corporate Solutions customers as of the periods presented:

	September 30,
	2013	2012	% Change

LinkedIn Corporate Solutions customers	22,001	13,991	57%

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

The following table presents our net revenue by field sales and online sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	($ in thousands)
Field sales	$227,588	58%	$143,176	57%	$620,786	57%	$374,095	56%
Online sales	165,372	42%	108,852	43%	460,540	43%	294,596	44%
Net revenue	$392,960	100%	$252,028	100%	$1,081,326	100%	$668,691	100%
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(3,363)	$2,302	$22,987	$10,102
Provision for income taxes	8,155	4,406	12,982	20,270
Other (income) expense, net	(156)	(672)	404	(228)
Depreciation and amortization	33,767	23,122	91,766	55,552
Stock-based compensation	54,445	26,798	136,738	58,747
Adjusted EBITDA	$92,848	$55,956	$264,877	$144,443

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
Recently Issued Accounting Pronouncements
Comprehensive Income
In February 2013, the Financial Accounting Standards Board issued updated authoritative guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. We adopted this guidance in our interim period ended March 31, 2013. The adoption of this guidance did not impact our financial results, as the guidance is related to disclosure only, and we have not had significant reclassifications out of accumulated other comprehensive income.

Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of net revenue for those periods (certain items may not total due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(As a percentage of revenue)
Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14	13	13	13
Sales and marketing	34	33	34	34
Product development	27	29	26	27
General and administrative	16	13	15	13
Depreciation and amortization	9	9	8	8
Total costs and expenses	99	98	97	95
Income from operations	1	2	3	5
Other income (expense), net	—	—	—	—
Income before income taxes	1	3	3	5
Provision for income taxes	2	2	1	3
Net income (loss)	(1)%	1%	2%	2%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Revenue by product:
Talent Solutions	$224,676	$138,433	62%	$614,052	$362,585	69%
Marketing Solutions	88,502	64,036	38%	248,891	175,091	42%
Premium Subscriptions	79,782	49,559	61%	218,383	131,015	67%
Total	$392,960	$252,028	56%	$1,081,326	$668,691	62%
Percentage of revenue by product: (1)
Talent Solutions	57%	55%		57%	54%
Marketing Solutions	23%	25%		23%	26%
Premium Subscriptions	20%	20%		20%	20%
Total	100%	100%		100%	100%
  ______________________
(1) Certain items may not total due to rounding.
Total net revenue increased $140.9 million and $412.6 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods last year. Net revenue from our Talent Solutions increased $86.2 million and $251.5 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods last year. The increase was a result of further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 57% increase in the number of LinkedIn Corporate Solutions customers as of September 30, 2013 compared to September 30, 2012, and to a lesser extent, sales of additional services to existing customers.
Net revenue from our Marketing Solutions increased $24.5 million and $73.8 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods last year due to higher sales volume by our field sales and self-service advertising solutions and higher average advertising prices. The increase in sales volume is driven by higher user engagement, which is positively impacted by increases in the number of our registered members and page views on our website. Additionally, we recently launched Sponsored Updates for marketers to show paid content in LinkedIn members' update feeds. Sponsored Updates is sold through our field sales and self-service channels, and while currently a small contributor to revenue, we expect this to become a larger percentage of total Marketing Solutions revenue over time.
Net revenue from our Premium Subscriptions increased $30.2 million and $87.4 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods last year as a result of an increase in the number of premium subscribers due to increases in member engagement. Specifically, the number of registered members is a meaningful metric in evaluating and understanding net revenue from our Premium Subscriptions because an increase in the number of registered members has historically led to a proportionate increase in the number of premium subscribers. In addition, although still in their early stages, our sales solutions products, which include Sales Navigator, are continuing to grow at a faster rate than our other Premium Subscription products as well as continuing to represent a larger percentage of total Premium Subscriptions revenue.

The following table presents our net revenue by geographic region:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Revenue by geographic region:
United States	$245,302	$162,377	51%	$670,982	$430,479	56%
Other Americas (1)	27,027	17,134	58%	78,060	44,190	77%
Total Americas	272,329	179,511	52%	749,042	474,669	58%
EMEA (2)	90,087	54,530	65%	249,935	147,432	70%
APAC (3)	30,544	17,987	70%	82,349	46,590	77%
Total	$392,960	$252,028	56%	$1,081,326	$668,691	62%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

International revenue increased $58.0 million and $172.1 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods last year. International revenue represented 38% of total revenue in the three and nine months ended September 30, 2013 compared to 36% in the three and nine months ended September 30, 2012, respectively. The increase in international revenue, in absolute dollars and as a percentage of total revenue, is primarily due to the expansion of our international field sales organization and our site localization efforts. As of September 30, 2013, we operated our websites and mobile applications in 20 languages, and continued our expansion outside of the United States in offices across North America, as well as throughout Europe, Asia, Australia and the Middle East. We expect international revenue to increase on an absolute basis and as a percentage of revenue in 2013 as we continue to focus on making our platform available in more languages and further developing our brand across various international geographies.
Cost of Revenue
Our cost of revenue primarily consists of salaries, benefits and stock-based compensation for our production operations, customer support, infrastructure and advertising operations teams and web hosting costs related to operating our website. Credit card processing fees, sales taxes, allocated facilities costs and other supporting overhead costs are also included in cost of revenue. Consistent with our investment philosophy for 2013, we currently expect cost of revenue to increase on an absolute basis and decrease as a percentage of revenue.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$53,395	$33,778	58%	$145,043	$89,278	62%
Percentage of net revenue	14%	13%		13%	13%
Headcount (at period end)	746	447	67%	746	447	67%
Cost of revenue increased $19.6 million in the three months ended September 30, 2013 compared to the same period last year. The increase was primarily attributable to increases in headcount related expenses of $9.1 million, web hosting service expenses of $4.9 million, facilities and related costs of $3.2 million, and other direct costs of $2.1 million, primarily consisting of credit card processing fees.
Cost of revenue increased $55.8 million in the nine months ended September 30, 2013 compared to the same period last year. The increase was primarily attributable to increases in headcount related expenses of $25.8 million, web hosting service expenses of $15.6 million, other direct costs of $7.1 million, primarily consisting of credit card processing fees, and facilities and related costs of $5.4 million.

Sales and Marketing
Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising, public relations costs, and commissions paid to agencies, as well as allocated facilities and other supporting overhead costs. We plan to continue to invest heavily in sales and marketing to expand our global footprint, grow our current customer accounts and continue building brand awareness. Consistent with our investment philosophy for 2013, we expect sales and marketing expenses to increase and be our largest expense on an absolute basis and decrease as a percentage of revenue.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Sales and marketing	$133,172	$83,168	60%	$364,865	$224,792	62%
Percentage of net revenue	34%	33%		34%	34%
Headcount (at period end)	2,071	1,366	52%	2,071	1,366	52%
Sales and marketing expenses increased $50.0 million in the three months ended September 30, 2013 compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $35.9 million as we continue to expand our field sales organization. We also experienced increases in facilities and related costs of $5.7 million, agency commissions of $5.3 million, and consulting services of $2.3 million.
Sales and marketing expenses increased $140.1 million in the nine months ended September 30, 2013 compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $105.9 million as we continue to expand our field sales organization. We also experienced increases in agency commissions of $14.9 million, facilities and related costs of $12.6 million, and consulting services of $4.0 million.
Product Development
Our product development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers and developers. In addition, product development expenses include outside services and consulting, as well as allocated facilities and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to achieving our strategic objectives. Consistent with our investment philosophy for 2013, we expect product development expense to increase on an absolute basis and decrease as a percentage of revenue.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Product development	$106,223	$72,730	46%	$282,503	$179,903	57%
Percentage of net revenue	27%	29%		26%	27%
Headcount (at period end)	1,337	947	41%	1,337	947	41%
Product development expenses increased $33.5 million in the three months ended September 30, 2013 compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $30.8 million as a result of our focus on developing new features and products to encourage member growth and engagement. We also experienced increases in facilities and related costs of $2.0 million.
Product development expenses increased $102.6 million in the nine months ended September 30, 2013 compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $96.2 million as a result of our focus on developing new features and products to encourage member growth and engagement. We also experienced increases in facilities and related costs of $3.6 million and web hosting service expenses of $2.3 million.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
General and administrative	$61,767	$33,194	86%	$160,776	$89,022	81%
Percentage of net revenue	16%	13%		15%	13%
Headcount (at period end)	658	417	58%	658	417	58%
General and administrative expenses increased $28.6 million in the three months ended September 30, 2013 compared to the same period last year. The increase was primarily a result of an increase in headcount related expenses of $19.7 million to support our overall growth. We also experienced increases in legal and consulting services of $6.9 million.
General and administrative expenses increased $71.8 million in the nine months ended September 30, 2013 compared to the same period last year. The increase was primarily a result of an increase in headcount related expenses of $47.8 million to support our overall growth. We also experienced increases in legal and consulting services of $15.8 million, bad debt expense of $4.3 million, and facilities and related costs of $3.4 million as we continue to expand our office space to support headcount growth.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized software development costs and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis and increase as a percentage of revenue as we continue to expand our technology infrastructure.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Depreciation and amortization	$33,767	$23,122	46%	$91,766	$55,552	65%
Percentage of net revenue	9%	9%		8%	8%
Depreciation and amortization expenses increased $10.6 million and $36.2 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods last year. The increase in depreciation expense of $10.6 million and $30.8 million in the three and nine months ended September 30, 2013, respectively, was primarily a result of our continued investment in expanding our technology infrastructure in order to support continued growth in our member base, and to a lesser extent, increases in amortization of acquired intangible assets of $0.1 million and $5.4 million, respectively.
Other Income (Expense), Net
Other income (expense), net consists primarily of the interest income earned on our investments and foreign exchange gains and losses. Hedging strategies that we have implemented or may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)		($ in thousands)
Interest income	$686	$245	$1,734	$680
Net gain (loss) on foreign exchange and foreign currency derivative contracts	(495)	425	(2,247)	(507)
Net realized gain on sales of short-term investments	4	2	10	55
Other non-operating income (expense), net	(39)	—	99	—
Total other income (expense), net	$156	$672	$(404)	$228
Other income (expense), net decreased $0.5 million and $0.6 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods last year. The decrease was primarily due to increases in foreign currency exchange losses, offset by interest earned on higher investment balances compared to the same periods last year.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. We expect that our provision for income taxes may equal or exceed income before taxes in the fourth quarter of 2013.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$8,155	$4,406	85%	$12,982	$20,270	(36)%
Income tax expense increased $3.7 million and decreased by $7.3 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods last year. The effective tax rates were 170% and 36% for the three and nine months ended September 30, 2013, respectively, and 66% and 67% for the three and nine months ended September 30, 2012, respectively. The tax provision increased in the three months ended September 30, 2013 compared to the same period last year primarily due foreign tax losses which derive no benefit, acquisition costs, and non-deductible stock-based compensation. The tax provision decreased in the nine months ended September 30, 2013 compared to the same period last year primarily due to recognizing a benefit for the retroactive reinstatement of the 2012 Federal Research and Experimentation credit, offset by foreign tax losses which derive no benefit. The Company's foreign losses increased during the three and nine months ended September 30, 2013 compared to same periods last year primarily due to research and development expenses which grew internationally at a rate higher than the growth rate of international revenues. International research and development expenses include costs charged by LinkedIn Corporation.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$220,625	$93,305
Depreciation and amortization	91,766	55,552

Cash flows provided by operating activities	$354,020	$197,816
Cash flows used in investing activities	(643,132)	(323,665)
Cash flows provided by financing activities	1,415,623	56,921

As of September 30, 2013, we had cash and cash equivalents of $1,396.3 million and short-term investments of $876.0 million. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury securities, U.S. agency securities, corporate debt securities and commercial paper. As of September 30, 2013, the amount of cash and cash equivalents held by foreign subsidiaries was $130.0 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries. The income tax liability would be insignificant if these earnings were to be repatriated. We believe that our existing cash and cash equivalents and short-term investment balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.
Operating Activities
Operating activities provided $354.0 million of cash in the nine months ended September 30, 2013, as a result of our improved operating performance compared to same period last year. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $78.0 million and accounts payable and other liabilities increasing $70.4 million, partially offset by an increase in excess tax benefit from stock-based compensation of $27.7 million, which is reclassified as a financing activity, and an increase in prepaid expenses and other assets of $14.1 million. The increases in our deferred revenue and accounts payable and other liabilities were primarily due to increases in transaction volumes in the nine months ended September 30, 2013. We had net income in the nine months ended September 30, 2013 of $23.0 million, which included non-cash stock-based compensation of $136.7 million and non-cash depreciation and amortization of $91.8 million.
Operating activities provided $197.8 million of cash in the nine months ended September 30, 2012, as a result of our improved operating performance compared to the same period last year. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $69.2 million and accounts payable and other liabilities increasing $57.3 million, partially offset by an increase in accounts receivable of $43.3 million, an increase in excess tax benefit from stock-based compensation of $13.3 million, which is reclassified as a financing activity, and an increase in prepaid expenses and other assets of $12.5 million. The increases in our deferred revenue and accounts receivable were primarily due to increases in transaction volumes in the nine months ended September 30, 2012. We had net income in the nine months ended September 30, 2012 of $10.1 million, which included non-cash depreciation and amortization of $55.6 million and non-cash stock-based compensation of $58.7 million.
Investing Activities
Our primary investing activities have consisted of purchases of investments, purchases of property and equipment specifically related to the build out of our data centers, as well as payments for intangible assets and strategic acquisitions. We also continued to invest in technology hardware to support our growth, software to support website functionality development, website operations and our corporate infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software development. We expect to continue to invest in property and equipment and development of software in 2013. Our planned purchases of property and equipment for 2013 are expected to be approximately $260 million.
In the nine months ended September 30, 2013, we had net purchases of investments of $402.3 million and purchases of property and equipment of $220.6 million. In the nine months ended September 30, 2012, we had net purchases of investments of $170.3 million, purchases of property and equipment of $93.3 million, and made payments for intangible assets and acquisitions, net of cash acquired of $57.0 million.

Financing Activities
In the nine months ended September 30, 2013, we received $1,348.4 million in proceeds from our follow-on offering, net of underwriting discounts and commissions and other costs associated with this offering. With the exception of the offering, our financing activities consisted primarily of net proceeds from the issuance of common stock from employee stock option exercises and stock purchase plan as well as the excess tax benefit from stock-based compensation for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of September 30, 2013.

Contractual Obligations
We lease office space for our headquarters in Mountain View, California, under operating leases that we expect to expire in 2023. We lease other facilities around the world, including office space in Sunnyvale, California, to be constructed by our landlord, the longest of which expires in 2026. We have several material long-term purchase obligations outstanding with third parties. We do not have any debt or material capital lease obligations. As of September 30, 2013, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations (1)	$848,988	$56,848	$167,783	$157,156	$467,201
Purchase obligations	$83,317	$49,843	$28,765	$4,709	$—
 __________________

(1)	Subsequent to September 30, 2013, we entered into a lease with a provider of data center space. The lease expires in 2025 with aggregate future minimum lease payments of approximately $116.2 million.

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
Interest Rate Fluctuation Risk
We had cash, cash equivalents and short-term investments of $2,272.3 million and $749.5 million as of September 30, 2013 and December 31, 2012, respectively. This amount was invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At September 30, 2013, the weighted-average duration of our investment portfolio was less than one year.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of September 30, 2013, a hypothetical increase in interest rates of 1% (100 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $9.2 million, and a hypothetical increase of 0.5% (50 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $4.6 million.
Foreign Currency Exchange Risks
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British Pound Sterling, the Euro, the Australian dollar, the Canadian dollar, the Indian rupee and the Singapore dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) related to remeasuring certain monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated assets, liabilities, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.
We enter into foreign currency derivative contracts to hedge against assets and liabilities for which we have foreign currency exposure to minimize the risk that our earnings will be adversely affected by exchange rate fluctuations. Our foreign currency derivative contracts are not designated as hedging instruments. These derivative instruments are carried at fair value with changes in the fair value recorded to other income (expense), net in our consolidated statements of operations. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the hedged foreign currency denominated assets and liabilities.
As of September 30, 2013, we had outstanding foreign currency derivative contracts with a total notional amount of $81.8 million. If overall foreign currency exchange rates appreciated (depreciated) uniformly by 5% against the U.S. Dollar, our foreign currency derivative contracts outstanding as of September 30, 2013 would experience a loss (gain) of approximately $4.1 million.
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

Part II. Other Information

Item 1. Legal Proceedings

We are subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, our litigation matters are maturing, and therefore our litigation costs are increasing. Other regulatory matters could result in fines and penalties being assessed against us, and we may become subject to mandatory periodic audits, which would likely increase our regulatory compliance costs. Adverse results of litigation or regulatory matters could also result in us being required to change our business practices, which could negatively impact our membership and revenue growth.
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
We have a limited operating history in new and unproven markets that may not develop as expected. This limited operating history makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter in these rapidly evolving markets. These risks and difficulties include our ability to, among other things:

•	hire, integrate and retain world class talent;

•	continue to earn and preserve our members' trust with respect to their professional reputation and information;

•
develop and maintain scalable, high-performance technology infrastructure that can efficiently and reliably handle increased member usage globally while also implementing appropriate localization, as well as the deployment of new features and products;

•	avoid interruptions or disruptions in our service or slower than expected load times for our services;

•	increase our number of members and member engagement;

•
responsibly use the data that our members share with us to provide solutions that make our members more productive and successful and that are critical to the talent, marketing and sales needs of enterprises and professional organizations;

•	process, store, protect and use personal data in compliance with governmental regulations, contractual obligations and other legal obligations related to privacy and security;

•	halt the operations of websites that aggregate our data as well as data from other companies, or copycat websites that have misappropriated our data;

•	increase revenue from the solutions we provide;

•	successfully adapt to mobile markets and optimize services for mobile devices;

•	successfully expand our business in markets outside the United States;

•	successfully compete with other companies that are currently in, or may in the future enter, the online professional networking space; and

•	defend ourselves against litigation, regulatory, intellectual property, privacy and other claims.
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
A key element to our continued growth is the ability of our members, users (whom we define as anyone who visits one of our websites through a computer or application on a mobile device, regardless of whether or not they are a member), enterprises and professional organizations in all geographies to access our websites, services and solutions within acceptable load times. We call this website performance. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our services simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. We expect it will become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our solutions become more complex and our total user traffic increases. If our services are unavailable when users attempt to access them or they do not load as quickly as users expect, they may seek other websites or services to obtain the information for which they are looking, and may not return to our website or use our services as often in the future, or at all. This would negatively impact our ability to attract members, enterprises and professional organizations and increase engagement of our members and users. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.
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
We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to the growth of our business that may result from interruptions in our service as a result of system failures.
If our security measures are compromised, or if our websites are subject to attacks that degrade or deny the ability of members or customers to access our solutions, or if our member data is compromised, members and customers may curtail or stop use of our solutions.
Our solutions involve the collection, processing, storage, sharing, disclosure and usage of members' and customers' information and communications, some of which may be private. We are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information, such as credit card information. For example, in June 2012, approximately 6.5 million of our members' encrypted passwords were stolen and published on an unauthorized website. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites, or the loss or unauthorized disclosure of confidential information, our members or customers may be harmed or lose trust and confidence in us, and decrease the use of our website and services or stop using our services in their entirety, we could be subject to liability and litigation, and we would suffer reputational and financial harm. Additionally, we are, and in the future could be, subject to regulatory investigations and litigation in connection with a security breach or related issue, and we could also be liable to third parties for these types of breaches. Such litigation, regulatory investigations and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures. We work with third party vendors to process credit card payments by our customers and are subject to payment card association operating rules. If our security measures fail to protect this information adequately or we fail to comply with the applicable operating rules, we could be liable to both our customers for their losses, as well as the vendors under our agreements with them, we could be subject to fines and higher transaction fees, we could face regulatory action, and our customers and vendors could end their relationships with us, any of which could harm our business and financial results.
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
One of our core values is to make decisions based on the best long-term interests of our members, which we believe is essential to our success in increasing our member growth rate and engagement and in serving the best, long-term interests of the company and our stockholders. Therefore, in the past, we have forgone, and may in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of our members, even if our decision negatively impacts our operating results in the short term. In addition, as part of our philosophy of putting our members first, as long as our members are adhering to our terms of service, this philosophy may cause disagreements, or negatively impact our relationships, with our existing or prospective customers. This could result in enterprises and professional organizations blocking access to our services or refusing to purchase our Talent or Marketing Solutions or Premium Subscriptions. Our decisions may not result in the long-term benefits that we expect, in which case our member engagement, business and operating results could be harmed.
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
If our members do not update their information or provide accurate and complete information when they join LinkedIn, or do not establish sufficient connections, the value of our network may be negatively impacted because our value proposition as a professional network and as a source of accurate and comprehensive data will be weakened. For example, customers of our Talent Solutions may not find members that meet their qualifications or may misidentify a candidate as having such qualifications, which could result in mismatches that erode customer confidence in our solutions. Similarly, incomplete or outdated member information would diminish the ability of our Marketing Solutions customers to reach their target audiences and our ability to provide our customers with valuable insights. Therefore, we must provide features and products that demonstrate the value of our network to our members and motivate them to contribute additional, timely and accurate information to their profile and our network. If we fail to successfully motivate our members to do so, our business and operating results could be adversely affected.
We collect, process, store, share, disclose and use personal information and other data, which subjects us to governmental regulations and other legal obligations related to privacy and security, and our actual or perceived failure to comply with such obligations could harm our business.
We collect, process, store, share, disclose and use information from and about our members, customers and users, including personal information and other data, and we enable our members to passively and proactively share their personal information with each other and with third parties and to communicate and share news and other information into and across our platform. There are numerous federal, state and local laws around the world regarding privacy and the collection, storing, sharing, using, processing, disclosing and protecting of personal information and other data from and about our members, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent among countries and jurisdictions or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy‑related obligations to third parties (including voluntary third‑party certification bodies such as TRUSTe). We strive to comply with applicable laws, policies, and legal obligations and certain applicable industry codes of conduct relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. In addition, governmental agencies may request or take member or customer data for security or informational purposes. Any failure or perceived failure by us to comply with our privacy policies, our privacy‑related obligations to members, customers or other third parties, or our privacy‑related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal or other information, which may include personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws, our policies or other policy‑related obligations, such violations may also put our members’ information at risk and could in turn have an adverse effect on our business.
 Public scrutiny of Internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to our members and customers, thereby harming our business.
The regulatory framework for privacy and security issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the Federal Trade Commission, the Department of Commerce and many state governments, are reviewing the need for greater regulation of the collection and use of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number on‑line, social media companies. Similar actions may also impact LinkedIn directly. The FTC and certain members of Congress seek legislation to impose Do‑Not‑Track requirements, and the White House continues to support a consumer privacy Bill of Rights and comprehensive privacy legislation that could impact the collection of data, internet and social media companies, as well as online and mobile advertising. In addition, the

European Union is in the process of promulgating a new General Data Protection Regulation, which would apply across the entire EU and may result in significantly greater compliance burdens for companies with users and operations in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. Recently, the State of California and other states passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from internet browsers, the ability to delete information of minors, and new definitions that may impact data breach notification requirements. California and several other states have also adopted privacy guidelines with respect to mobile application.
Our business, including our ability to operate and expand internationally or on new technology platforms, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our members share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the storage, use or disclosure of data our members choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that we collect about our members.
Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.
We are subject to a variety of laws in the United States and abroad, including laws regarding privacy, data protection, data security, data retention and consumer protection and the provision of online payment services that are continuously evolving and developing. In addition, some of our members are subject to laws and/or licensing or certification obligations that may restrict their ability to engage with LinkedIn’s online services. The scope and interpretation of the laws and other obligations that are or may be applicable to us or certain groups of our members are often uncertain and may be conflicting, particularly laws and other obligations outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy, data storage, data protection and other matters that may be applicable to our business. Compliance with these laws may require substantial investment or may provide technical challenges for our business. It is also likely that as our business grows and evolves and our solutions are used in a greater number of countries and additional groups, we will become subject to laws and regulations in additional jurisdictions. Further, as our services and solutions expand to include more content (including from third parties), additional laws and regulations may become applicable to our products and offerings including laws requiring us to restrict the availability of such content on a geographical basis or to certain groups of members. In some cases, laws and legal obligations of various jurisdictions may be ambiguous or conflict as to LinkedIn’s right to display and distribute certain content as part of its online services. Users of our site and our solutions could also abuse or misuse our products in ways that violate laws. It is difficult to predict how existing laws will be applied to our business and the new laws and legal obligations to which we may become subject.
If we are not able to comply with these laws or other legal obligations or if we (or our members) become liable under these laws or legal obligations, we could be directly harmed, and we may be forced to implement new measures to reduce exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

Many individuals use devices other than personal computers to access online services. If users of these devices do not widely adopt solutions we develop for these devices, our business could be adversely affected.
The number of people who access online services through devices other than personal computers, including smart phones, handheld tablets and mobile telephones has increased dramatically in the past few years and is projected to continue to increase. If the mobile solutions we have developed do not meet the needs of our members or customers, they may reduce their usage of our platform and our business could suffer. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these alternative devices, and we are devoting significant resources to the support and maintenance of such devices.

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
Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. Any of these events could cause the market price of our Class A common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

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

•	the cost of investing in our technology infrastructure, product initiatives and international expansion may be greater than we anticipate;

•	expenses related to hiring, incentivizing and retaining employees;

•	the timing and costs of expanding our field sales organization and delays or inability in achieving expected productivity;

•	the timing of certain expenditures, including hiring of employees and capital expenditures;

•	the entrance of new competitors in our market whether by established companies or the entrance of new companies; and

•	general industry and macroeconomic conditions.
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

From 2008 to 2012, our annual net revenue grew from $78.8 million to $972.3 million, which represents a compounded annual growth rate of approximately 87%. As our net revenue has increased to higher levels, our revenue growth rate has slowed, and we expect that it will continue to decline over time. We also expect that the growth rates of each of our three primary business lines will fluctuate and that these business lines may not grow at the same rate. As with 2012, our philosophy in 2013 is to continue to invest for future growth. We expect to continue to expend substantial financial and other resources on:

•	our technology infrastructure, including architecture, development tools scalability, availability, performance and security, as well as disaster recovery measures;

•
product development, including investments in our product development team and the development of new features for both members and customers, including those for mobile use and our sales solutions products;

•	sales and marketing, including a significant expansion of our field sales organization;

•	international expansion in an effort to increase our member base, engagement and sales;

•	general administration, including legal and accounting expenses related to being a public company with an expanding global presence; and

•	capital expenditures, including facilities.

These investments may not result in increased revenue or growth in our business, and will increase our expenses. Even if our revenue continues to increase, we expect that due to increased expenses, in particular, stock‑based compensation, depreciation and amortization and provision for income taxes we may incur a GAAP loss during future periods, including the fourth quarter of 2013. If we fail to continue to grow our revenue and overall business, our operating results and business would be harmed.

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
Enterprises and professional organizations-Talent Solutions. With respect to our Talent Solutions, we compete with established online recruiting companies, such as Monster, CareerBuilder, and Indeed.com (acquired by Recruit.net), talent management companies and larger companies that are focusing on talent management and human resource services, such as Oracle (through its acquisition of Taleo), SAP (through its acquisition of SuccessFactors) and IBM (through its acquisition of Kenexa), and traditional recruiting firms. Additionally, other companies, including newcomers to the recruiting industry, may partner with Internet companies, including social networking companies, to provide services that compete with our solutions, either on their own or as third party applications. If the efficiency and usefulness of our products to enterprises and professional organizations do not continue to exceed those provided by competitors, which factors are influenced by the number and engagement of our members, we will not be able to compete successfully.
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
Additionally, other companies that provide content for professionals could develop more compelling offerings that compete with our Premium Subscriptions and adversely impact our ability to sell and renew subscriptions to our members. Finally, we are in the early stages of developing our sales solutions products and we may not be able to compete effectively in this area.
If we fail to effectively manage our growth, our business and operating results could be harmed.
We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of September 30, 2013, approximately 41% of our employees had been with us for less than one year and approximately 88% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. In particular, we intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. The significant increase in the price of our Class A common stock since we became a public company in 2011 may make it more difficult or costly in the future to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other Internet and high-growth companies, which include both publicly traded and privately-held companies. As we have transitioned from a private company to a public company, this competition has become even more acute in assessing appropriate compensation packages, particularly, determining the mix of cash and equity compensation. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion, and because of our growth, we have significantly expanded our operating lease commitments, which has increased our expenses. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.
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
We have offices around the world and our websites and mobile applications are available in numerous other languages. For the nine months ended September 30, 2013, international revenue represented 38% of our total revenue. We expect to continue to expand our international operations in the future by opening offices in new jurisdictions and expanding our offerings in new languages. However, we have limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion has required and will continue to require us to invest significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

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

•	differing and potentially lower levels of member growth and engagement in new and nascent geographies;

•	compliance with applicable foreign laws and regulations, including potential risk of penalties to individual members of management if our practices are deemed to be out of compliance;

•	longer payment cycles in some countries;

•	credit risk and higher levels of payment fraud;

•	compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•	implementing and maintaining effective internal processes and controls;

•	compliance with various economic and trade sanctions regulations which restrict certain conduct of business;

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	foreign exchange controls that might require significant lead time in setting up operations and bank accounts before monetizing certain geographic territories;

•	political and economic instability in some countries, specifically in Ireland;

•	modifications we make to our site in certain jurisdictions due to local laws and regulations;

•	double taxation of our non-U.S. earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and

•	higher costs of doing business internationally.
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
From time to time, third parties have accessed data from our networks through scraping, robots or other means and used this data or aggregated this data on their online services with other data. In addition, “copycat” online services have misappropriated data on our network and attempted to imitate our brand or the functionality of our services, and these services or others could use similar tactics to develop products that compete with ours. These activities could degrade our brand, negatively impact our website performance and harm our business. When we have become aware of such online services, in many instances we have employed contractual, technological or legal measures in an attempt to halt unauthorized activities, but these measures may not be successful. In addition, if our customers do not comply with our terms of service, they also may be able to abuse our products and services and provide access to our solutions to unauthorized users. However, we may not be able to detect any or all of these types of activities in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of online services operating from outside of the United States, our available legal remedies may not be adequate to protect our business against such activities. Regardless of whether we can successfully enforce our rights against these parties, any measures that we may take could require us to expend significant financial or other resources.
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
We are, and expect in the future to be, subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and operating results.
We are party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We are currently facing, or may face in the future, allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we are facing or may face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, our litigation matters are maturing, and therefore our litigation costs are increasing. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and features or require us to stop offering certain features, all of which could negatively impact our membership and revenue growth. Additionally, we are subject to mandatory periodic audits, which would likely increase our regulatory compliance costs, and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time‑consuming and diverts management’s attention from our business.
In addition, we use open source software in our solutions and plan to continue to use open source software in the future. We may face claims from others claiming ownership of open source software, or breach of open source license terms, including a demand for release of material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license, require us to establish specific open source compliance procedures, or require us to devote additional research and development resources to change our solutions, any of which would have a negative effect on our business and operating results.
Although the results of regulatory proceedings, litigation, claims and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment, we do not believe that the final outcome of any individual matter that we currently face will have a material adverse effect on our business. However, there can be no assurance that our expectations will prove correct, and even if these matters are not resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or, resolve them, could harm our business, our operating results, our reputation or the market price of our Class A common stock.
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
Ultimately, attracting new customers and retaining existing customers requires that we continue to provide high quality solutions that our customers value. In particular, our Talent Solutions customers will discontinue their purchases of our solutions if we fail to effectively connect them with the talent they seek, and our premium subscribers will discontinue their subscriptions if they do not find the networking and business opportunities that they value. Similarly, customers of our Marketing Solutions will not continue to do business with us if their advertisements do not reach their intended audiences. Therefore we must continue to demonstrate to our customers that using our Marketing Solutions is the most effective and cost-efficient way to maximize their results. Even if our Marketing Solutions are providing value to our customers, advertisers are sensitive to general economic downturns and reductions in consumer spending, among other events and trends, which generally results in reduced advertising expenditures and could adversely affect sales of our Marketing Solutions. Finally, we are in the early stages of developing our sales solutions products which may not be successful. If we fail to provide high quality solutions and convince customers of our value proposition, we may not be able to retain existing customers or attract new customers, which would harm our business and operating results.
Because we recognize most of the revenue from our Talent Solutions and our Premium Subscriptions over the term of the agreement, a significant downturn in these businesses may not be immediately reflected in our operating results.
We recognize most of the revenue from sales of our Talent Solutions and Premium Subscriptions over the terms of the agreements, which is typically 12 months. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in the sales of these offerings may not be reflected in our short-term results of operations.
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
We anticipate that we will continue to depend on relationships with various third parties, including technology and content providers to grow our business. Identifying, negotiating and maintaining relationships with third parties requires significant time and resources, as does integrating third-party content and technology. Our agreements with technology and content providers and similar third parties are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. In some cases, in particular, with respect to content providers, these relationships are documented, or, if there are agreements in place, they may be easily terminable. Our competitors may be effective in providing incentives to these parties to favor their solutions or may prevent us from developing strategic relationships with these parties. In addition, these third parties may not perform as expected under our agreements with them, and we have had, and may in the future have, disagreements or disputes with these parties, which could negatively affect our brand and reputation. It is possible that these third parties may not be able to devote the resources we expect to the relationship or they may terminate their relationships with us. Further, as users increasingly access our services through mobile devices, we are becoming more dependent on the distribution of our mobile applications through third parties, and we may not be able to access their application program interfaces or be able to distribute our applications, and this may also impact our ability to monetize our mobile products. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our business could be impaired, and our operating results would suffer. Even if we are successful, these relationships may not result in improved operating results.
If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Consequently, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net income (loss). Additionally, hedging programs rely on our ability to forecast accurately and could expose us to additional risks that could adversely affect our financial condition and results of operations.
The intended tax efficiency of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business, and changes to our effective tax rate could adversely impact our results.
Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to reduce our worldwide effective tax rate. The application of the tax laws of various jurisdictions, including the United States and the other jurisdictions in which we operate, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or for transfer pricing on intercompany arrangements. In particular, our non-U.S. headquarters is located in Dublin, Ireland, but tax authorities in other jurisdictions where we operate, and specifically other countries in Europe, may make a determination that the manner in which we operate results in our business not achieving the intended tax consequences. This could increase our worldwide effective tax rate and harm our financial position and results of operations. Our effective tax rate could be adversely affected by several other factors, many of which are outside of our control, such as: increases in expenses that are not deductible for tax purposes, the tax effects of restructuring charges or purchase accounting for acquisitions, changes related to our ability to ultimately realize future benefits attributed to our deferred tax assets, including those related to other-than-temporary impairment, and a change in our decision to indefinitely reinvest foreign earnings. Further, we are currently undergoing review and audit by both domestic and foreign tax authorities and expect such actions to continue in the future. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 63.8% of the voting power of our outstanding capital stock as of September 30, 2013. Our co-founder and Chair, Reid Hoffman, controlled approximately 13.7% of our outstanding shares of Class A and Class B common stock, representing approximately 58.2% of the voting power of our outstanding capital stock as of September 30, 2013. Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters for the foreseeable future.
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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, Mr. Hoffman retains a significant portion of his holdings of Class B common stock for an extended period of time, he could, in the future, continue to control a majority of the combined voting power of our Class A and Class B common stock. As a board member, Mr. Hoffman owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Hoffman is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.
Our stock price has been volatile in the past and may be subject to volatility in the future.
The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During fiscal year 2013, the closing price of our Class A common stock ranged from $109.80 to $257.56 through September 30, 2013. For example, fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have at times experienced extreme price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2013	709	$3.50	—	—
August 1 - August 31, 2013	—	—	—	—
September 1 - September 30, 2013	—	—	—	—
Total	709	$3.50	—
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

LINKEDIN CORPORATION

Dated:	October 29, 2013	By:	/s/ Jeffrey Weiner
Jeffrey Weiner
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	October 29, 2013	By:	/s/ Steven Sordello
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