Form 10-K
period 2013-12-31
LINKEDIN CORP
filed 2014-02-13
CIK 1271024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Class A and Class B common stock held by non-affiliates of the registrant was $16,706,421,511.
As of February 5, 2014, there were 103,566,988 shares of the registrant’s Class A common stock outstanding and 16,963,847 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

Special Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to:

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to increase engagement of our solutions by our members, enterprises and professional organizations;

•	our ability to develop effective solutions for mobile devices;

•	our ability to protect our users’ information and adequately address privacy concerns;

•	our ability to maintain an adequate rate of revenue growth;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our ability to retain our existing subscribers and our Talent Solutions and Marketing Solutions customers;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	our investment philosophy for 2014;

•	our expectations for our financial performance in 2014, including our revenues, cost of revenues, expenses and expected tax benefits; and

•	the attraction and retention of qualified employees and key personnel.
For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Item 1.	Business
Overview
We are the world’s largest professional network on the Internet with approximately 277 million members in over 200 countries and territories as of the date of this Annual Report on Form 10-K. We believe we are the most extensive, accurate and accessible network focused on professionals.
Our platform enables members to become more successful in their careers through three value propositions: managing and sharing who they are through their digital professional identity; engaging and expanding who they know through their professional network; and discovering professional knowledge and insights making them better at what they do. Our members create the core of our platform, and we, in turn, provide members with applications and tools to help them compete more effectively, make better decisions faster and manage their careers to achieve their full potential. The cornerstone of our business strategy is to focus on our members first. We provide the majority of our solutions to our members at no cost. We believe this approach provides the best way to continue to build a critical mass of members, resulting in beneficial network effects that promote greater utilization of our network, higher levels of engagement and, ultimately, increased value for all of our members.
We generate revenue across three distinct product lines: Talent Solutions, Marketing Solutions, and Premium Subscriptions. All three product lines are sold through two channels, an offline field sales organization which engages with both large and small enterprise customers; as well as an online, self-serve channel where we generate revenue from both enterprise customers and individual members purchasing subscriptions. We strive to ensure that our Talent Solutions, Marketing Solutions and Premium Subscriptions products provide both a high level of value for our customers and also a high degree of relevance for our members. We believe this monetization strategy properly aligns objectives among members, customers and our entire network and supports our financial objective of sustainable revenue and earnings growth over the long term.
We were incorporated in Delaware in March 2003 under the name LinkedIn, Ltd. and changed our name to LinkedIn Corporation in January 2005. Our principal executive offices are located at 2029 Stierlin Court, Mountain View, CA 94043, and our telephone number is (650) 687-3600. Our website address is www.linkedin.com. We completed our initial public offering in May 2011 and our Class A common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “LNKD”. Unless the context requires otherwise, the words “LinkedIn,” “we,” “Company,” “us” and “our” refer to LinkedIn Corporation and our subsidiaries.
Our Mission
Our mission is to connect the world’s professionals to make them more productive and successful. Our members come first. We believe that prioritizing the needs of our members is the most effective and, ultimately, the most profitable way to accomplish our mission and to create long-term value for all of our stakeholders. We will continue to concentrate on opportunities we believe are in the best interests of our members. Our long-term approach enables us to invest, innovate and pioneer in unexplored segments of our industry to increase the value proposition for our members through our proprietary platform and extensive data.
Our solutions are designed to enable professionals to achieve higher levels of performance and professional success and enable enterprises and professional organizations to find and connect with the world’s best talent.
Our Vision
Our vision is to create economic opportunity for every member of the global workforce, each of whom has the ability to create economic opportunities for others. We believe this is the fundamental power of our network.
Ultimately, our goal is to create economic opportunity at massive scale by developing the world’s first economic graph, a digital map of the global economy.  In creating this map, we believe we can help our members navigate the increasingly challenging 21st century global economy.
Our Strategy
Our mission is to connect the world’s professionals to make them more productive and successful. The key elements of our strategy are:

•
Foster Viral Member Growth. With approximately 277 million members currently, we will continue to pursue initiatives that promote the viral growth of our member base, that is, members expanding our member base by inviting other members. These initiatives include registration optimization, including optimized mobile registration experience, enhanced search engine optimization, seamless integration with other applications and enhancements to our communications capabilities. Viral growth is a critical element in our mission to connect the world’s professionals.

•
Serve as the Professional Profile of Record. By maintaining the trust we have developed with our members and through continued improvements, such as enhancing our profile tools and search engine optimization, we seek to be the professional profile for every professional worldwide. We increasingly give members the ability to represent their identities in the form of a dynamic portfolio versus a static resume through rich media and other product enhancements. Using our platform, any member can find other professionals on LinkedIn, connect with members relevant to their professional network, and be found by other professionals on the Internet.

•
Become the Definitive Professional Publishing Platform. As the amount of information shared across the Internet rapidly expands, we strive to deliver members relevant insights at the right time to make members better at what they do. By creating the web’s definitive professional publishing platform, LinkedIn will help members discover, consume, and publish relevant professional content at global scale, ultimately making individual members more productive and successful. LinkedIn’s publishing platform encompasses products including Groups, the LinkedIn homepage, our Pulse news product and Influencer program, the Slideshare platform, and more recently the Pulse news reader mobile app.

•
Expand Our International Presence. We have seen significant growth in our international member base and have established operations around the world, including Europe, Asia, South America and the Middle East. We intend to continue to grow our international member base by making our platform available in more languages, by further developing our brand across various international geographies, and by expanding our sales, technical and support operations in additional international locations.

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

Our principal free and monetized solutions are described below:
Free Solutions

Ability to Manage Professional Identity	Enhanced Ability to Build and Engage with Professional Networks	Access to Knowledge, Insights and Opportunities	Ubiquitous Access
Profile Public Profile Who's Viewed Your Profile Rich Media Sharing Skills/Endorsements	LinkedIn Connections Invitations Search LinkedIn Contacts Introductions People You May Know Addressbook Importer People Following	Network Updates Pulse Influencers Groups Company Pages Apply with LinkedIn University Pages LinkedIn Alumni Slideshare Personalization Platform	Mobile APIs Widgets
Monetized Solutions

Talent Solutions	Marketing Solutions	Premium Subscriptions
LinkedIn Corporate
Solutions (Recruiter, Job Slots, Recruitment Media, Career Pages, Talent Pipeline)
LinkedIn Jobs
Recruiter Lite/Talent Basic/Talent Finder/Talent Pro
Job Seeker Basic/Job Seeker/
Job Seeker Plus

	Display Ads Sponsored InMails Sponsored Updates LinkedIn Ads Ads API	Business Business Plus Executive InMail Sales Navigator TeamLink Lead Builder
Free Solutions
Most of our member solutions are available at no cost and are designed to provide compelling professional benefits.
Ability to Manage Professional Identity

•
Profile. Our core offering provides every member an online professional profile. A member’s profile is accessible to all members on our network and includes user-generated information including current job title and employer, education, career history, domain expertise, accomplishments, skills and additional professional information such as honors, awards, association memberships, patents, publications, certifications and languages spoken. Members populate their own profile information, enabling them to ensure their professional identity is accurate, current and under their control. In addition, we’re piloting Direct-to-Profile Certifications allowing members to update their Profiles with certifications of courses completed through partner sites.

•
Who’s Viewed Your Profile. The Who’s Viewed Your Profile module provides real-time analytics to help members better manage their professional profile including information on who has viewed their profile, top search keywords used to reach their profile, and other details and trends on the demographics of the audience that has viewed their profile. Additional features of this product are available for members with Premium Subscriptions.

•
Rich Media/Skills/Endorsements. Members can provide examples of their work and skills by sharing rich media content in their profiles. Additionally, members are able to both specify skills on their professional profiles and search for skills and expertise across our network, which surfaces key people within a community, top locations, related companies, relevant jobs, and groups where members can interact with like-minded professionals. In addition, Endorsements enables members to endorse their first degree connections for skills with one click.

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

•
Search. Our proprietary search technology allows users to conduct real-time, multilingual searches of our rich dataset in a completely personalized manner, as a member’s profile and network affect relevance and ranking of results. Our search covers:

•	People. Faceted, structured search across all member profiles.

•	Job Postings. Faceted, structured search across all of the available jobs listed on our network.

•	Companies. Faceted, structured search of enterprises and professional organizations.

•	Groups. Search all professional groups on our network.

•	Network Updates. Search our network’s shared content updates.

•	Inbox Messages. Search inbox messages.

•	Addressbook. Detailed, structured search across all of the connections a member has on LinkedIn.

•	Influencer Content. Search Influencer posts on LinkedIn by topic or Influencer name.

•	Universities. Search all universities on our network.

•
LinkedIn Contacts. Members can bring all of their contacts from their address books, email accounts, and calendars together and keep them up to date in one place. Contacts is available both on LinkedIn.com as well as a standalone app for the iPhone.

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

•
Pulse. Pulse enables our members to be better informed in their everyday jobs by showing them relevant news that has been collected and organized by the members in their networks and fellow professionals in their industries.

•
Influencers. LinkedIn Influencers provides a publishing platform for thought leaders to post unique knowledge and professional insights on LinkedIn. Members can follow these individuals to receive relevant content directly in their Network Updates and email. Members can "like" and comment directly on posts and share these insights with their networks.

•
Groups. Groups provide a forum for our members to discuss topics of interest and meet and interact with other professionals who share those interests and have opinions and domain expertise in specific areas. Group members are able to discuss, share, comment and make their group memberships part of their profiles.

•
Company Pages. Company Pages provide members with a holistic view of a company. By aggregating data across the members employed at a particular company, we can show which members have recently joined a company, recently changed their title at a company or recently left a company. Members can also see who they know at a particular company. Companies can add information to their profiles including information about careers at the company and can highlight specific brands and products via Showcase Pages. Members can follow companies and automatically receive recent updates and recommend products and services.

•
Apply with LinkedIn. Apply with LinkedIn enables members to submit their profiles for job applications by clicking the “Apply with LinkedIn” button on company websites. Members can choose to update their profiles in real time, and members will also be shown their professional connections who work at the company where the profile is submitted.

•
University Pages. University Pages provide students, prospective students, and alumni access to insights and information on more than 1,500 universities globally. Members can receive updates on campus news and activities from the schools themselves and engage with both the campus community and alumni of schools.

•
LinkedIn Alumni. LinkedIn Alumni provides our members with insights about the alumni of their schools, enabling members to easily explore alumni career trends, make connections, and find opportunities. The product allows members to dynamically analyze the career trends of their fellow alumni by providing an interactive tool to view alumni by location, company, and job function.

•
Slideshare. Slideshare provides our members with access to the world’s largest community for sharing presentations on the Internet. Slideshare supports a wide variety of rich media including presentation files, documents, PDFs, videos and webinars.

We also provide other products to help our members access knowledge, insights and opportunities including the Personalization Platform, which has a number of analytically driven customized products, such as Jobs You May Be Interested In, Groups You May Like, Companies To Follow, People Who Viewed This Profile Also Viewed and People Who Viewed This Job Also Viewed.
Ubiquitous Access
Because professionals constantly require access to critical information, our platform is accessible online anytime and anywhere, including on mobile devices.

•	LinkedIn Mobile. LinkedIn mobile applications are provided across a range of platforms and languages, including iOS for iPhone and iPad, Android, Blackberry, Nokia Asha, and Windows Mobile.

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

LinkedIn Corporate Solutions. LinkedIn Corporate Solutions include the following products:

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

Subscriptions

•
Recruiter Lite, Talent Basic, Talent Finder and Talent Pro. The Talent family of products enables recruiters and hiring managers to find, contact and manage potential candidates, leveraging Premium Search Filters, InMail, Profile Organizer and other premium features.

•
Job Seeker Basic, Job Seeker and Job Seeker Plus. The Job Seeker family of products enables members to stand out to recruiters and hiring managers via the Job Seeker badge, which is visible on their profile and in search results, Featured Applicant status in the applicant list for jobs they apply to, and InMail.

Marketing Solutions
The goal of our Marketing Solutions is to be the most effective platform for marketers to engage with professionals. We offer marketers the unique ability to target our premium audience in a high-quality professional context. Our targeting capabilities allow marketers to reach LinkedIn members according to key attributes such as industry, function, seniority, and company size.

Enterprise Solutions. These products target larger advertisers which receive dedicated account management and have access to additional Marketing Solutions:

•
Display Ads. Advertisers can use the same targeting engine used for LinkedIn Ads to serve ads in a variety of sizes and formats, including rich media. Additional LinkedIn-specific formats are also available, including Follow Ads, Poll Ads, and SlideShare Content Ads.

•	Sponsored InMails. Advertisers can directly reach their target audience with long-form, customized messages through LinkedIn’s InMail functionality.
Sponsored Updates. Available via both Enterprise and self-service channels, Sponsored Updates are content-rich promoted updates that enable advertisers to share and amplify content marketing messages to a targeted audience. Sponsored Updates appear in the desktop and mobile streams of targeted members.
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
Ads API. LinkedIn’s Ads API program enables our social ad partners to build custom solutions for creating, managing, and optimizing LinkedIn Ads and Sponsored Updates campaigns at scale.
Premium Subscriptions
Our Premium Subscription services target small- and medium-sized enterprises and professional organizations, individual members and business groups in larger enterprises. Our Business, Business Plus and Executive subscription packages are designed for general professionals to manage their professional identity, grow their business and connect with talent. These subscriptions bundles are sold at different price points. Key features found in the subscription bundles include:

•	3rd Degree Name Visibility. Expands network visibility of the searcher by exposing full names for third degree members.

•	InMail. A message that can be sent directly to a member to whom the sender is not connected.

•
Who’s Viewed Your Profile Pro. Members see more information about who is viewing their profile, the keywords used by others members to arrive at their profile, and the number of times they have shown up in search results.

•	Premium Search Filters. Advanced filters for narrowing a search based on derived data.

•	Saved Searches. Members can save a search and be notified when profiles that fit their criteria are found.

•	Profile Organizer. A productivity suite allowing members to save and categorize profiles and add notes.

•
Sales Navigator. LinkedIn Sales Navigator is a premium social selling solution that provides sales professionals with the ability to quickly find, qualify and create new opportunities and helps sales management accelerate the social selling capabilities of their sales organization. It includes the following features:

•	TeamLink. Allows sales professionals to broaden their network to include everyone on their team, increasing the number of reachable prospects and allowing them to focus on the best prospects.

•	Lead Builder & Premium Search. Create lead lists using custom criteria to find new accounts or upload named accounts, helping sales professionals find the right people faster.

•	CRM integration. Turn contact records into rich profiles by seeing LinkedIn information directly in Salesforce.com or Microsoft Dynamics.
Sales, Marketing and Customer Support
Depending on the specific product, we sell our Talent and Marketing Solutions offline through our field sales organization or online on our website. We sell our Premium Subscriptions primarily online on our website. Our field sales organization uses a direct sales force to solicit customers and agencies. In the United States, our field sales organization is located in Chicago, New York and the San Francisco Bay Area. Outside of the United States, we have additional field sales offices around the world, including Europe, Asia, South America and the Middle East.
For our Talent Solutions, we divide our field sales organization between account executives who are responsible for new business and relationship managers who focus on renewing and selling additional seats and solutions to existing customers. Some of our Talent Solutions products, such as Recruiter Lite, Talent Finder and Job Seeker, are sold through our website.
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
We believe that customer support is critical to retaining and expanding both our member base and customers. Our global customer operations group responds to both business and technical inquiries from individual members, enterprises and professional organizations relating to their accounts and how to use our features and products. Self-service support is available through our website and customers can also contact us via email. We have specific premium support teams dedicated to premium subscribers, online advertisers, and our Talent Solutions customers.
Customers
Our customers include individuals, enterprises, and professional organizations. No individual customer represented more than 10% of our net revenue in 2013, 2012 or 2011.
Technology Infrastructure
Our technology platform is designed to create an engaging professional networking experience for our members and is built to enable future growth at scale. We employ technological innovations whenever possible to increase efficiency and scale our business.
Our products rely upon and leverage the massive amounts of data in our network. This rich dataset has grown exponentially, requiring scalable computing resources. We will continue to invest in building proprietary technologies and using open sourced technologies for our data, search and solutions. Our product development expense was $395.6 million, $257.2 million and $132.2 million in 2013, 2012 and 2011, respectively.
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

•
Open Sourced Technologies. We deploy aspects of our technology into the open source community to help increase the speed at which the technology can mature. The combination of open source and proprietary technologies used in our platforms increases the speed at which we can deploy our products at scale. For example, Hadoop is an open source project used to batch compute data for different features on our website based on our members’ data and traffic patterns. Hadoop enables us to scale our calculations on an expanding set of data and to perform these calculations more frequently.

•
Search. Our proprietary search technology combines structured and free-form content to allow users to search across numerous parameters. Our search is powered by our rich dataset based on facets and keywords and is fundamentally personalized as all search requests use a member’s network to affect relevance and ranking. Our search is real time, distributed and multilingual and serves the needs of both members and enterprises and professional organizations.

•
Customized Content, Matching, Targeting and Recommendations. We have developed a proprietary intelligence and recommendation engine for extracting professional insights by utilizing our rich dataset. This engine enables us to provide our users with customized content and recommendations. For example, based on a member’s profile, their second and third degree connections, their viewing and clicking history, and a host of other criteria, our algorithms can provide intelligence and recommendations around Talent Match, People You May Know, Groups You May Like, Jobs You May Be Interested In, Sponsored Content or Companies You May Be Interested In. Our

targeting and recommendation technologies continue beyond just a member’s profile by providing intelligence around similar profile views and similar job views.

•
Ad Targeting Platform. We use a combination of traditional and proprietary ad targeting and delivery technologies. The combination is optimized to work with our respective partners to provide the optimal user experience. Our proprietary systems leverage our feature extraction, information retrieval, and matching systems to provide the most relevant ads.

•
Document Conversion Technologies. We use a combination of open source and proprietary technologies to convert documents in various formats (e.g., pdf, doc, ppt) into HTML5, a mark-up language for structuring and presenting content on the Internet, so that the document can be displayed on LinkedIn.com and Slideshare.net, and embedded throughout the Internet.

•
Service Infrastructure. We have invested and are continuing to invest in updating our online applications to our new service infrastructure, which we believe will improve developer productivity, agility, operability and accelerate our mobile strategy.

Operations
We have developed our website and related infrastructure with the goal of maximizing the availability of our platform to our members, enterprises and professional organizations. Our website and related infrastructure are hosted on a network located in multiple third-party facilities, and we lease data center facilities in various locations.
Intellectual Property
We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology, in part, by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.
In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, trade dress, domain names and patents to protect our intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States. Our trademarks and registered trademarks in the United States and other countries include “LinkedIn” and the “in” design mark, as well as others. As of December 31, 2013, we owned 39 issued U.S. patents and eight issued foreign patents/utility models, which expire between 2017 and 2032, as well as 371 pending patent applications in the United States and internationally.
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
Competition
We face significant competition in all aspects of our business. In particular, we compete for members, and we also compete for customers for our Marketing and Talent Solutions, which are typically, enterprises and professional organizations. The bases upon which we compete differ among these areas as discussed below.

•
Members-Professional Networks. The market for online professional networks is new and rapidly evolving. Other companies such as Facebook, Google, Microsoft and Twitter are developing or could develop competing solutions. Further, some of these companies are partnering with third parties to offer products and services that could compete with ours. We face competition from a number of smaller companies in international markets, such as Xing in German-speaking regions and Viadeo in France, that provide online professional networking solutions, as well as Internet companies in the customer relationship management market. Additionally, we compete against smaller companies that focus on groups of professionals within a specific industry or vertical. Our competitors may announce new products, services or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and operating results. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results.

•
Enterprises and Professional Organizations-Talent Solutions. With respect to our Talent Solutions, we compete with established online recruiting companies, such as Monster, CareerBuilder, and Indeed.com (owned by Recruit.net), talent management companies and larger companies that are focusing on talent management and human resource services, such as Oracle, SAP and IBM, and traditional recruiting firms. Additionally, other companies, including newcomers to the recruiting industry, may partner with Internet companies, including social networking companies, to provide services that compete with our solutions, either on their own or as third party applications. If the efficiency and usefulness of our products to enterprises and professional organizations do not continue to exceed those provided by competitors, we will not be able to compete successfully. These factors are influenced by the number and engagement of our members.

•
Enterprises and Professional Organizations-Marketing Solutions. With respect to our Marketing Solutions, we compete with online and offline outlets that generate revenue from advertisers and marketers. To the extent competitors are better able to provide customers with cost-effective access to attractive demographics, either through new business models or increased user volume, we may not be successful in retaining our existing advertisers or attracting new advertisers.

Additionally, other companies that provide content for professionals could develop more compelling offerings that compete with our Premium Subscriptions and adversely impact our ability to sell and renew subscriptions to our members. Finally, we are developing our sales solutions products and we may not be able to compete effectively in this area.
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
Government Regulation
We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business online, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities, may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.
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
We are also subject to federal, state, and foreign laws regarding privacy and protection of member data. Our privacy policy and user agreement describe our practices concerning the use, storage, transmission and disclosure of member data. Any failure by us to comply with these terms or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of privacy and data protection laws, and their application to online services is unclear, evolving and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices, or that new regulations will be enacted. Complying with these varying domestic and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, including with respect to the storage, use and disclosure of member information, even in jurisdictions where we have no local entity, employees, or infrastructure.
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

•
Relationships Matter. By fostering trust with colleagues and partners, we all succeed. We fundamentally believe that doing what is right is more important than being right. We manage compassionately by recognizing that people have experiences and perspectives that may differ from our own.

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

We believe we have assembled an extremely talented group of employees and strive to hire the best employees to solve very significant challenges. As of December 31, 2013, we had 5,045 employees, consisting of 2,171 employees in engineering, product development and customer operations, 2,159 employees in sales and marketing, and 715 employees in general and administrative.
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
Seasonality
Our business is affected by both cyclicality in business activity, and seasonal fluctuations in Internet usage. We believe our rapid growth has masked the cyclicality and seasonality of our business. As our revenue growth rate slows, we expect that the cyclicality and seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate. In particular, we expect new business and renewals of Talent Solutions to be stronger in the fourth quarter of the year due to budgetary cycles and our Marketing Solutions business to be stronger in the second and fourth quarter of the year in alignment with industry advertising spending.
Available Information
Our website is located at www.linkedin.com, and our investor relations website is located at http://investors.linkedin.com/. The following filings are available free of charge through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders.
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
A key element to our continued growth is the ability of our members, users (whom we define as anyone who visits one of our websites through a computer or application on a mobile device, regardless of whether or not they are a member), enterprises and professional organizations in all geographies to access our websites, services and solutions within acceptable load times. We call this website performance. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our services simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. We expect it will become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our solutions become more complex and our total user traffic increases. If our services are unavailable when users attempt to access them or they do not load as quickly as users expect, users may seek other websites or services to obtain the information for which they are looking, and may not return to our website or use our services as often in the future, or at all. This would negatively impact our ability to attract members, enterprises and professional organizations and increase engagement of our members and users. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.
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
Our solutions involve the collection, processing, storage, sharing, disclosure and usage of members’ and customers’ information and communications, some of which may be private. We are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. For example, in June 2012, approximately 6.5 million of our members’ encrypted passwords were stolen and published on an unauthorized website. We also work with third party vendors to process credit card payments by our customers and are subject to payment card association operating rules. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites, or the loss or unauthorized disclosure of confidential information, such as credit card information, our members or customers may be harmed or lose trust and confidence in us, and decrease the use of our website and services or stop using our services in their entirety, and we would suffer reputational and financial harm.
In addition, we are, and in the future could be, subject to regulatory investigations and litigation in connection with a security breach or related issue, and we could also be liable to third parties for these types of breaches. Such litigation, regulatory investigations and our technical activities intended to prevent future security breaches are likely to require additional management resources and expenditures. If our security measures fail to protect this information adequately or we fail to comply with the applicable credit card association operating rules, we could be liable to both our customers for their losses, as well as the vendors under our agreements with them, we could be subject to fines and higher transaction fees, we could face regulatory action, and our customers and vendors could end their relationships with us, any of which could harm our business and financial results.
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
Many individuals use mobile devices to access online services. If users of these devices do not widely adopt solutions we develop for these devices, our business could be adversely affected.
The number of people who access online services through mobile devices, as opposed to personal computers, such as smart phones, handheld tablets and mobile telephones, has increased dramatically in the past few years and is projected to continue to increase. If the mobile solutions we have developed do not meet the needs of our members or customers, they may reduce their usage of our platform and our business could suffer. Additionally, we are dependent on the interoperability of LinkedIn with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems and terms of service that degrade our solutions’ functionality, give preferential treatment to competitive products or prevent our ability to promote advertising could adversely affect engagement and monetization on mobile devices. As new devices and new platforms are continually being released, it is difficult to predict the challenges we may encounter in developing versions of our solutions for use on these alternative devices, and we are devoting significant resources to the support and maintenance of such devices.
Growth in access to LinkedIn’s services through mobile devices as a substitute for access on personal computers may negatively affect our revenue and financial results.
Because access to online services through mobile devices is growing, our members are increasingly accessing LinkedIn on mobile devices. While many of our members who use our online services on mobile devices also access LinkedIn through personal computers, as we have developed our mobile solutions, we have seen substantial growth in mobile usage, and we anticipate that the rate of growth in mobile usage will continue to grow. Advertising is a source of revenue for us, and it is not clear that we will be able find ways for our Marketing Solutions product to be effectively used on mobile devices. Historically, our Marketing Solutions products have not been made widely available on mobile products, and subsequently have not generated a material amount of revenue. We are devoting valuable resources to solutions related to monetization of mobile usage, and have only recently launched these solutions. We cannot assure you that these solutions will be successful. If our members increasingly use mobile devices as a substitute for access to our online services as opposed to personal computers, and if we are unable to successfully implement monetization strategies for our solutions on mobile devices, or these strategies are not as successful as our offerings for personal computers, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected.
We collect, process, store, share, disclose and use personal information and other data, which subjects us to governmental regulations and other legal obligations related to privacy and security, and our actual or perceived failure to comply with such obligations could harm our business.
We collect, process, store, share, disclose and use information from and about our members, customers and users, including personal information and other data, and we enable our members to passively and proactively share their personal information with each other and with third parties and to communicate and share news and other information into and across our platform. There are numerous federal, state and local laws around the world regarding privacy and the collection, storing, sharing, using, processing, disclosing and protecting of personal information and other data from and about our members, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent among countries and jurisdictions or conflict with other rules. In addition, governmental agencies may request or take member or customer data for security or informational purposes. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with applicable laws, policies, and legal obligations and certain applicable industry codes of conduct relating to privacy and data protection. However, these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. In addition, privacy and data security is an active area and new regulations are likely to be enacted.
Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to members, customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal or other information, which may include personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws, our policies or other policy-related obligations, such violations may also put our members’ information at risk and could in turn have an adverse effect on our business.
 Public scrutiny of Internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to our members and customers, thereby harming our business.
The regulatory framework for privacy and security issues worldwide is evolving and is likely to remain in flux so for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the Federal Trade Commission, the Department of Commerce and many state governments, are reviewing the need for greater regulation of the collection, use and storage of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number online, social media companies. Similar actions may also impact LinkedIn directly. In addition, the European Union is in the process of promulgating a new General Data Protection Regulation, which may result in significantly greater compliance burdens for companies with users and operations in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. Recently, the State of California and other states passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from Internet browsers, the ability to delete information of minors, and new definitions that may impact data breach notification requirements. California and several other states have also adopted privacy guidelines with respect to mobile applications. In addition, government agencies and regulators have reviewed, are reviewing and will continue to review, our privacy policy and practices. These reviews can and have resulted in recommended changes to our products, and could result in additional recommendations in the future. If we are unable to comply with such recommendations, or if the recommended changes result in degradation of our products, our business could be harmed.

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
We are subject to a variety of laws in the United States and abroad, including laws regarding privacy, data protection, data security, data retention and consumer protection and the provision of online payment services that are continuously evolving and developing. In addition, some of our members are subject to laws and/or licensing or certification obligations that may restrict their ability to engage with LinkedIn’s online services. The scope and interpretation of the laws and other obligations that are or may be applicable to us or certain groups of our members are often uncertain and may be conflicting, particularly laws and other obligations outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested pursuant to actions based on, among other things, invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users.=. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy, data storage, data protection and other matters that may be applicable to our business. Compliance with these laws may require substantial investment or may provide technical challenges for our business. It is also likely that as our business grows and evolves and our solutions are used in a greater number of countries and additional groups, we will become subject to laws and regulations in additional jurisdictions. Further, as our services and solutions expand to include more content (including from third parties), additional laws and regulations may become applicable to our products and offerings including laws requiring us to restrict the availability of such content on a geographical basis or to certain groups of members. In some cases, laws and legal obligations of various jurisdictions may be ambiguous or conflict as to LinkedIn’s right to display and distribute certain content as part of its online services. Users of our site and our solutions could also abuse or misuse our products in ways that violate laws. It is difficult to predict how existing laws will be applied to our business and the new laws and legal obligations to which we may become subject.
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
From 2008 to 2013, our annual net revenue grew from $78.8 million to $1,528.5 million, which represents a compounded annual growth rate of approximately 81%. As our net revenue has increased, our revenue growth rate has slowed, and we expect that it will continue to decline over time. We also expect that the growth rates of each of our three primary business lines will fluctuate and that these business lines may not grow at the same rate. As with 2013, our philosophy in 2014 is to continue to invest for future growth. We expect to continue to expend substantial financial and other resources on:

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

These investments may not result in increased revenue or growth in our business, and will increase our expenses. Even if our revenue continues to increase, we expect that due to increased expenses, in particular, stock-based compensation, depreciation and amortization and provision for income taxes, we may incur a GAAP loss during future periods, including the first quarter of 2014. If we fail to continue to grow our revenue and overall business, our operating results and business would be harmed.

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
Members-professional networks. The market for online professional networks is new and rapidly evolving. Other companies such as Facebook, Google, Microsoft and Twitter are developing or could develop competing solutions. Further, some of these companies are partnering with third parties to offer products and services that could compete with ours. We face competition from a number of smaller companies in international markets, such as Xing in German-speaking regions and Viadeo in France, that provide online professional networking solutions, as well as Internet companies in the customer relationship management market. Additionally, we compete against smaller companies that focus on groups of professionals within a specific industry or vertical. Our competitors may announce new products, services or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and operating results. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results.
Enterprises and professional organizations-Talent Solutions. With respect to our Talent Solutions, we compete with established online recruiting companies, such as Monster, CareerBuilder, and Indeed.com (owned by Recruit.net), talent management companies and larger companies that are focusing on talent management and human resource services, such as Oracle, SAP and IBM, and traditional recruiting firms. Additionally, other companies, including newcomers to the recruiting industry, may partner with Internet companies, including social networking companies, to provide services that compete with our solutions, either on their own or as third party applications. If the efficiency and usefulness of our products to enterprises and professional organizations do not continue to exceed those provided by competitors, we will not be able to compete successfully. These factors are influenced by the number and engagement of our members.
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
Additionally, other companies that provide content for professionals could develop more compelling offerings that compete with our Premium Subscriptions and adversely impact our ability to sell and renew subscriptions to our members. Finally, we are developing our sales solutions products and we may not be able to compete effectively in this area.
If we fail to effectively manage our growth, our business and operating results could be harmed.
We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of December 31, 2013, approximately 38% of our employees had been with us for less than one year and approximately 87% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. In particular, we intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. The significant increase in the price of our Class A common stock since we became a public company in 2011 may make it more difficult or costly in the future to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other Internet and high-growth companies, which include both publicly traded and privately-held companies. As we have transitioned from a private company to a public company, this competition has become even more acute in assessing appropriate compensation packages, particularly, determining the mix of cash and equity compensation. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion, and because of our growth, we have significantly expanded our operating lease commitments, which has increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.
Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could negatively affect our brand, operating results and overall business. Further, we have made changes in the past, and will make changes in the future, to our features, products and services that our members or customers may not like, find useful or agree with. We may also decide to discontinue certain features, products or services, or charge for certain features, products or services that are currently free or increase fees for any of our features, products or services. If members or customers are unhappy with these changes, they may decrease their engagement on our site, or stop using features, products or services or the site generally. They may, in addition, choose to take other types of action against us such as organizing petitions or boycotts focused on our company, our website or any of our services, filing claims with the government or other regulatory bodies, or filing lawsuits against us. Any of these actions could negatively impact our member growth and engagement and our brand, which would harm our business. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures by, among other things:

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
We have offices around the world and our websites and mobile applications are available in numerous other languages. For the year ended December 31, 2013, international revenue represented 38% of our total revenue. We expect to continue to expand our international operations in the future by opening offices in new jurisdictions and expanding our offerings in new languages. However, we have limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. International expansion has required and will continue to require us to invest significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

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

•
compliance with applicable foreign laws and regulations, which may change or conflict with each other, as well as potential risk of penalties to individual members of management if our practices are deemed to be out of compliance;

•	longer payment cycles in some countries;

•	credit risk and higher levels of payment fraud;

•	compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•	implementing and maintaining effective internal processes and controls;

•	compliance with various economic and trade sanctions regulations which restrict certain conduct of business;

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	foreign exchange controls that might require significant lead time in setting up operations and bank accounts before monetizing our operations in certain geographic territories;

•	political and economic instability in some countries, specifically in Ireland;

•	modifications we make to our site in certain jurisdictions due to local laws and regulations;

•	double taxation of our non-U.S. earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and

•	higher costs of doing business internationally.
If our revenue from our international operations, and particularly from our operations in the countries and regions on which we have focused our spending, do not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, as our member base expands internationally, members in certain geographies may have lower levels of engagement with our website and services. Finally, we have recently established a joint venture for the purpose of exploring the expansion of our operations in the People’s Republic of China, which is in the early stages. We will need to ensure that our business practices in China are compliant with local laws and regulations, which will result in some modifications to the way our site, as well as our products and features, function in China as compared to other countries in which we have local language sites. We will need to allocate significant resources to developing our presence in China, and we may not be successful in doing so.
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
Obtaining and maintaining effective intellectual property rights is expensive, including the costs of defending our rights. We are seeking to protect our trademarks and patents, and other intellectual property rights in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions for every such right or which we may not pursue in every location. In particular, we believe it’s important maintain, protect and enhance the “LinkedIn” brand. Accordingly, we pursue the registration of domain names and our trademarks and service marks in the United States and in certain locations outside the United States. We have already and may, over time, increase our investment in protecting innovations through investments in patents and similar rights that is expensive and time-consuming.
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
In addition, we have chosen to make certain of our technology available under open source licenses that allow others to use the technology without payment to us. While we hope to benefit from these activities by having access to others’ useful technology under open source licenses, there is no assurance that we will receive the business benefits we expect.

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
We are party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We are currently facing, or may face in the future, allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we are facing or may face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, our litigation costs are significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and features or require us to stop offering certain features, all of which could negatively impact our membership and revenue growth. Additionally, we are subject to mandatory periodic audits, which would likely increase our regulatory compliance costs, and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time‑consuming and diverts management’s attention from our business.
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
The results of regulatory proceedings, litigation, claims and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are not resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or, resolve them, could harm our business, our operating results, our reputation or the market price of our Class A common stock.
If we do not continue to attract new customers, or if existing customers do not renew their subscriptions, renew on less favorable terms, or fail to purchase additional solutions, we may not achieve our revenue projections, and our operating results would be harmed.
In order to grow our business, we must continually attract new customers, sell additional solutions to existing customers and reduce the level of non-renewals in our business. Our ability to do so depends in large part on the success of our sales and marketing efforts. We do not typically enter into long-term contracts with our customers, and even when we do, they can generally terminate their relationship with us. We have limited historical data with respect to rates of customer renewals, upgrades and expansions, so we may not accurately predict future trends for any of these metrics. Furthermore, the nature of our products and solutions is such that customers may decide to terminate or not renew their agreements with us without causing significant disruptions to their own businesses.
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
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain world class talent. Our ability to execute efficiently is dependent upon contributions from all of our employees, in particular our senior management team. Key institutional knowledge remains with a small group of long-term employees whom we may not be able to retain. We may not be able to retain the services of any of our long-term employees or other members of senior management in the future. We do not have employment agreements other than offer letters with any key employee, and we do not maintain key person life insurance for any employee. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed.
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
We believe that our culture has the potential to be a key contributor to our success. From 2012 to 2013, we increased the size of our workforce by more than 46%, and we expect to continue to hire aggressively as we expand. If we do not continue to develop our corporate culture as we grow and evolve, including maintaining our culture of transparency with our employees, it could harm our ability to foster the innovation, creativity and teamwork we believe we need to support our growth. In addition, we completed our initial public offering in May 2011. As a result, employees who have been with us for longer than three years have been able to and may continue to realize substantial financial gains in connection with the sales of their shares from the exercise of their vested options, which could result in a loss of employees. There will likely be disparities of wealth between those of our employees whom we hired prior to our initial public offering in May 2011 and those who joined us after we became a public company, which could adversely impact relations among employees and our culture in general.
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

In some cases, certain governments may seek to restrict the Internet or our service providers’ websites, services and solutions and the performance of our websites, services and solutions could be suspended, blocked (in whole or part) or otherwise adversely impacted in these jurisdictions. For example, the government of the People’s Republic of China has blocked access to many social networking and other sites, including ours, and certain self-regulatory organizations have policies that could result in access to our content, services or features being blocked. Any restrictions on the use of our services by our members and users could lead to the loss or slowing of growth in our member base or the level of member engagement.
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
We anticipate that we will continue to depend on relationships with various third parties, including technology and content providers to grow our business. Identifying, negotiating and maintaining relationships with third parties requires significant time and resources, as does integrating third-party content and technology. Our agreements with technology and content providers and similar third parties are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. In some cases, in particular, with respect to content providers, these relationships are undocumented, or, if there are agreements in place, they may be easily terminable. Our competitors may be effective in providing incentives to these parties to favor their solutions or may prevent us from developing strategic relationships with these parties. In addition, these third parties may not perform as expected under our agreements with them, and we have had, and may in the future have, disagreements or disputes with these parties, which could negatively affect our brand and reputation. It is possible that these third parties may not be able to devote the resources we expect to the relationship or they may terminate their relationships with us. Further, as users increasingly access our services through mobile devices, we are becoming more dependent on the distribution of our mobile applications through third parties, and we may not be able to access their application program interfaces or be able to distribute our applications, and this may also impact our ability to monetize our mobile products. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our business could be impaired, and our operating results would suffer. Even if we are successful, these relationships may not result in improved operating results.
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
Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to optimize business efficiency as well as reduce our worldwide effective tax rate. The application of the tax laws of various jurisdictions, including the United States and the other jurisdictions in which we operate, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or for transfer pricing on intercompany arrangements. In particular, our non-U.S. headquarters is located in Dublin, Ireland, but tax authorities in other jurisdictions where we operate may make a determination that the manner in which we operate results in our business not achieving the intended tax consequences. This could increase our worldwide effective tax rate and harm our financial position and results of operations. Our effective tax rate could be adversely affected by several other factors, many of which are outside of our control, such as: increases in expenses that are not deductible for tax purposes, the tax effects of restructuring charges or purchase accounting for acquisitions, changes related to our ability to ultimately realize future benefits attributed to our deferred tax assets, including those related to other-than-temporary impairment, and a change in our decision to indefinitely reinvest foreign earnings. Further, we are currently undergoing review and audit by both domestic and foreign tax authorities and expect such actions to continue in the future. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition.
The enactment of legislation implementing changes in the U.S. taxation of international business activities, the adoption of other tax reform policies or changes in tax legislation or policies in jurisdictions outside the United States could materially impact our financial position and results of operations.
Members of the U.S. House of Representatives and the U.S. Senate have released draft proposals to reform the U.S. system for taxing cross-border income. Possible future changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Additionally, the Organisation for Economic Co-Operation and Development (“OECD”) is focused on developing resolutions in various areas, including addressing the “tax challenges of the digital economy” and definitional changes to permanent establishment, which could ultimately impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Due to the large and expanding scale of our international business activities, any changes in the U.S. or international taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 62.4% of the voting power of our outstanding capital stock as of December 31, 2013. Our co-founder and Chair, Reid Hoffman, held approximately 13.0% of our outstanding shares of Class A and Class B common stock, representing approximately 57.0% of the voting power of our outstanding capital stock as of December 31, 2013. Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters for the foreseeable future.
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
The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During fiscal year 2013, the closing price of our Class A common stock ranged from $109.80 to $257.56. Fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have at times experienced extreme price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

There may be a limited market for investors in our industry.
There are few publicly traded companies in the social and professional networking and related industries at this time, and we were among the first social networking companies to go public. Investors may have limited funds to invest in the social and professional networking sector, and as publicly traded securities in these industries become more available, investors who have purchased or may in the future purchase securities in this sector may choose to sell LinkedIn securities that they have already purchased in favor of other companies, and/or choose to invest in other companies, including our competitors. As a result, demand for our Class A common stock could decline, which would result in a corresponding decline in our stock price.
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
As of December 31, 2013, we lease approximately 373,000 square feet of space in our headquarters in Mountain View, California with the lease term expiring in 2023. In addition, we lease approximately 587,000 additional square feet in Sunnyvale, California, currently under construction by our landlord. The lease term is 12 years from the estimated date of delivery of the newly constructed buildings, and is currently estimated to expire in 2026. We also lease additional offices in Chicago, New York, Omaha, San Francisco, Santa Monica, Sunnyvale, and Washington D.C. We lease our international headquarters office in Dublin, Ireland, and lease additional offices in Australia, Brazil, Canada, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Singapore, Spain, Sweden, the United Arab Emirates and the United Kingdom. We also operate data centers in the United States pursuant to various lease agreements.

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

We are subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, our litigation costs are significant. Other regulatory matters could result in fines and penalties being assessed against us, and we may become subject to mandatory periodic audits, which would likely increase our regulatory compliance costs. Adverse results of litigation or regulatory matters could also result in us being required to change our business practices, which could negatively impact our membership and revenue growth.
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

	2013		2012
	High	Low	High	Low
First Quarter	$184.15	$109.80	$106.97	$61.28
Second Quarter	202.91	160.20	120.63	88.00
Third Quarter	257.56	177.26	125.50	91.67
Fourth Quarter	254.20	207.33	123.51	94.75
On December 31, 2013, the last reported sale price of our Class A common stock on the NYSE was $216.83 per share. As of December 31, 2013, we had 108 holders of record of our Class A common stock and 54 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
We have updated the industry indices to which our stock’s performance is compared from the SNL Kagan New Media Index and S&P 500 Index, which were in last year’s Form 10-K, to the NASDAQ Composite Index and RDG Internet Composite Index. Accordingly, the two graphs presented below include both new and previous indices for comparability. We have updated the indices because we believe that the companies included in the NASDAQ Composite Index and RDG Internet Composite Index are more accessible to stakeholders.
The following graph shows a comparison from May 19, 2011, (the date our common stock commenced trading on the NYSE) through December 31, 2013, of the cumulative total returns for our Class A common stock, the NASDAQ Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN
Among LinkedIn Corporation, the NASDAQ Composite Index, and the RDG Internet Composite Index

	Period Ending
Index	5/19/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/28/2013	6/28/2013	9/30/2013	12/31/2013
LinkedIn Corporation	100.00	95.59	82.84	66.85	108.21	112.75	127.75	121.82	186.80	189.18	261.07	230.06
NASDAQ Composite Index	100.00	96.74	84.67	92.45	109.39	104.19	111.16	107.94	117.70	123.27	137.75	152.95
RDG Internet Composite Index	100.00	96.25	92.28	99.15	125.24	117.63	129.81	119.54	120.80	125.35	141.71	162.77

The following graph shows a comparison from May 19, 2011, (the date our common stock commenced trading on the NYSE) through December 31, 2013, of the cumulative total returns for our Class A common stock, the S&P 500 Index and the SNL Kagan New Media Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the SNL Kagan New Media Index assume reinvestment of dividends.

COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN
Among LinkedIn Corporation, the S&P 500 Index, and the SNL Kagan New Media Index

	Period Ending
Index	5/19/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/28/2013	6/28/2013	9/30/2013	12/31/2013
LinkedIn Corporation	100.00	95.59	82.84	66.85	108.21	112.75	127.75	121.82	186.80	189.18	261.07	230.06
NASDAQ Composite Index	100.00	98.73	85.04	95.08	107.05	104.11	110.72	110.30	122.00	125.55	132.13	146.02
RDG Internet Composite Index	100.00	100.19	102.17	107.83	138.25	134.04	148.06	132.17	131.00	136.57	154.60	183.02

Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of unvested shares of our Class B common stock made pursuant the 2003 Plan during the three months ended December 31, 2013. No shares of our Class A common stock were repurchased during the period.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2013	42	$3.50	—	—
November 1 - November 30, 2013	—	—	—	—
December 1 - December 31, 2013	—	—	—	—
Total	42	$3.50	—
 __________________

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
The consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of operations for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$1,528,545	$972,309	$522,189	$243,099	$120,127
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	202,908	125,521	81,448	44,826	25,857
Sales and marketing	522,100	324,896	164,703	58,978	26,847
Product development	395,643	257,179	132,222	65,104	39,444
General and administrative	225,566	128,002	74,871	35,064	19,480
Depreciation and amortization	134,516	79,849	43,100	19,551	11,854
Total costs and expenses	1,480,733	915,447	496,344	223,523	123,482
Income (loss) from operations	47,812	56,862	25,845	19,576	(3,355)
Other income (expense), net	1,416	252	(2,903)	(610)	230
Income (loss) before income taxes	49,228	57,114	22,942	18,966	(3,125)
Provision for income taxes	22,459	35,504	11,030	3,581	848
Net income (loss)	$26,769	$21,610	$11,912	$15,385	$(3,973)
Net income (loss) attributable to common stockholders	$26,769	$21,610	$11,912	$3,429	$(3,973)
Net income (loss) per share attributable to common stockholders:
Basic	$0.24	$0.21	$0.15	$0.08	$(0.10)
Diluted	$0.23	$0.19	$0.11	$0.07	$(0.10)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	113,643	105,166	77,185	42,446	41,184
Diluted	118,944	112,844	104,118	46,459	41,184
Other Financial and Operational Data:
Adjusted EBITDA (1)	$376,243	$223,030	$98,713	$47,959	$14,651
Number of registered members (at period end)	276,842	201,912	144,974	90,437	55,111

(1)
We define adjusted EBITDA as net income (loss), plus: provision for income taxes; other (income) expense, net; depreciation and amortization; and stock-based compensation. Please see “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

Stock-based compensation included in the statements of operations data above was as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of revenue	$15,600	$6,416	$1,678	$439	$370
Sales and marketing	36,187	17,726	8,074	1,225	657
Product development	98,861	46,026	13,625	3,248	2,346
General and administrative	43,267	16,151	6,391	3,920	2,779
Total stock-based compensation	$193,915	$86,319	$29,768	$8,832	$6,152

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$803,089	$270,408	$339,048	$92,951	$89,979
Marketable securities	1,526,212	479,141	238,456	—	—
Property and equipment, net	361,741	186,677	114,850	56,743	25,730
Working capital	2,113,479	603,418	499,268	66,734	71,885
Total assets	3,352,793	1,382,330	873,697	238,188	148,559
Redeemable noncontrolling interest	5,000	—	—	—	—
Redeemable convertible preferred stock	—	—	—	87,981	87,981
Convertible preferred stock	—	—	—	15,846	15,413
Total stockholders’ equity	2,629,394	908,424	624,979	36,249	9,082
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed in the table below and within this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers and employees. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$26,769	$21,610	$11,912	$15,385	$(3,973)
Provision for income taxes	22,459	35,504	11,030	3,581	848
Other (income) expense, net	(1,416)	(252)	2,903	610	(230)
Depreciation and amortization	134,516	79,849	43,100	19,551	11,854
Stock-based compensation	193,915	86,319	29,768	8,832	6,152
Adjusted EBITDA	$376,243	$223,030	$98,713	$47,959	$14,651

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview
We are the world’s largest professional network on the Internet and currently have approximately 277 million members in over 200 countries and territories. Through our proprietary platform, members are able to create, manage and share their professional identity online, build and engage with their professional network, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. We believe we are the most extensive, accurate and accessible network focused on professionals.
In 2013, we achieved significant growth from 2012 as our network of registered members and member engagement continues to increase and we continue to benefit from expanded product offerings and international expansion. Our net revenue was $1,528.5 million in 2013, which represented an increase of 57% from 2012. Our future growth will depend, in part, on our ability to continue to increase our member base and member engagement on both desktop and mobile devices, as well as continuing to expand our product offerings and international expansion, which we believe will result in increased sales of our Talent Solutions, Marketing Solutions and Premium Subscriptions to new and existing customers. As our net revenue increases, we expect our growth rate related to net revenue will decrease over time. Also, we believe the rate at which we are able to increase our member base and member engagement, as measured by our key metrics, will decelerate over time because of the large scale of our network, and that this may impact portions of our business.
In September 2013, we closed a follow-on offering, at which time we sold a total of 6,188,340 shares of our Class A common stock. We received total cash proceeds of $1,348.1 million, net of underwriting discounts and commissions and other costs associated with this offering. We intend to use these proceeds for general corporate purposes and to support the growth of our business.
In 2014, our philosophy is to continue to invest for long-term growth and we expect to continue to invest heavily in the following:

•
Talent. We expect to increase our workforce, which will result in an increase in headcount-related expenses, including stock-based compensation expense. As of December 31, 2013, we had 5,045 employees, which represented an increase of 46% compared to the same period last year.

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
As a result of our investment philosophy, we may not be profitable on a U.S. generally accepted accounting principles (“GAAP”) basis in 2014.

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
The following table presents the number of registered members as of the periods presented by geographic region:

	December 31,			December 31,
	2013	2012	% Change	2012	2011	% Change
	(in thousands, except percentages)
Members by geographic region:
United States	94,115	73,633	28%	73,633	57,745	28%
Other Americas (1)	47,646	32,746	46%	32,746	20,850	57%
Total Americas	141,761	106,379	33%	106,379	78,595	35%
EMEA (2)	85,656	60,020	43%	60,020	41,758	44%
APAC (3)	49,425	35,513	39%	35,513	24,621	44%
Total number of registered members (4)	276,842	201,912	37%	201,912	144,974	39%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

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

The number of our registered members increased by 37% in 2013 compared to 2012, and by 39% in 2012 compared to 2011. Over these same periods, the growth rate in our net revenue exceeded the growth rate of our number of registered members. While growth in the number of registered members is an important indicator of expected revenue growth, it also informs our management’s decisions with respect to those areas of our business that will require further investment to support expected future membership growth. For example, as the number of registered members increases, we will need to increase our capital expenditures to improve our information technology infrastructure to maintain the effectiveness of our solutions and the performance of our website for our members.

•
Unique Visitors. We report our unique visitors based on data provided by comScore, a leading provider of digital marketing intelligence. comScore defines unique visitors as users who have visited our desktop website (which excludes mobile engagement) at least once during a month regardless of whether they are a member. We view unique visitors as a key indicator of growth in our brand awareness among users and whether we are providing our members with useful products and features, thereby increasing member engagement. We believe that a higher level of member engagement will result in increased sales of our Talent Solutions, Marketing Solutions and Premium Subscriptions, as customers will have access to a larger pool of professional talent. Growth in unique visitors will be driven by growth in the number of registered members, improvements to features and products that drive traffic to our website, and international expansion.

The following table presents the average monthly number of unique visitors during the periods presented:

	December 31,			December 31,
	2013	2012	% Change	2012	2011	% Change
	(in millions, except percentages)
Unique visitors (1)	183	126	45%	126	84	50%

(1)
Includes the impact of Slideshare, which was acquired on May 17, 2012, beginning on June 1, 2012. Excluding the impact of Slideshare, the average monthly number of unique visitors for the year ended December 31, 2013 and December 31, 2012 was 139 million and 109 million, respectively.

The number of unique visitors increased by 45% in 2013 compared to 2012, and by 50% in 2012 compared to 2011. These increases reflect increased traffic to our website by a growing number of users. While this increase in unique visitors helped to drive the increase in net revenue that we experienced during this period, it also provided management with important insights into the ways in which our users and members were using our website, including how they were coming to our website and which products and features best promoted brand awareness to attract users to our website.

•
Page Views. We report our page views based on data provided by comScore. comScore defines page views as the number of pages on our desktop website (excluding mobile page views) that users view during the measurement period. Similar to unique visitors, we believe page views is a key indicator for gaining insight into whether we are increasing member engagement and whether our members are deriving value from our solutions. We expect growth in page views will be driven, in part, by growth in the number of registered members, improvements in products and features that drive member traffic to our website, and international expansion. However, page views may not capture all of the value that our members and other users derive from our solutions because part of the benefit of certain products and features is that the member or user does not need to visit our website to receive value from our platform. For example, members can respond to emails they receive from other members without accessing their LinkedIn account or our website.

The following table presents the number of page views during the periods presented:

	December 31,			December 31,
	2013	2012	% Change	2012	2011	% Change
	(in millions, except percentages)
Page views (1)	47,336	38,258	24%	38,258	29,420	30%

(1)
Includes the impact of Slideshare, which was acquired on May 17, 2012, beginning on June 1, 2012. Excluding the impact of Slideshare, the number of page views for the year ended December 31, 2013 and December 31, 2012 was 45 billion and 37 billion, respectively.

The number of page views according to comScore increased 24% in 2013 compared to 2012, and by 30% in 2012 compared to 2011. These increases reflect increased use of the information, products and features available on our website by our users. While similar to the increase in registered members and unique visitors, this increase in page views also helped to drive the increase in net revenue that we experienced during this period. The page views metric also provided management with important insights into the ways in which our users were utilizing the information, products and features on our website, which informs management’s decision on how to improve these products and features to provide our users with compelling reasons for continuing to come back to our website.

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

The following table presents the number of LinkedIn Corporate Solutions customers as of the periods presented:

	December 31,			December 31,
	2013	2012	% Change	2012	2011	% Change
LinkedIn Corporate Solutions customers	24,444	16,409	49%	16,409	9,236	78%
The number of LinkedIn Corporate Solutions customers increased by 49% in 2013 compared to 2012, and by 78% in 2012 compared to 2011. During these periods, we experienced an increase in net revenue from sales of our Talent Solutions, both in terms of absolute net revenue and as a percentage of our total net revenue (as further described in “Results of Operations” below), which was, and continues to be, largely driven by increases in the number of our customers that have purchased our LinkedIn Corporate Solutions products.

•
Sales Channel Mix. Depending on the specific product, we sell our Talent Solutions and Marketing Solutions offline through our field sales organization or online on our website. The vast majority of our Premium Subscriptions are sold through our website. Our field sales organization uses a direct sales force to solicit customers and agencies. This offline channel is characterized by a longer sales cycle where price can be negotiated, higher relative average selling prices, longer contract terms, higher selling expenses and a longer cash collection cycle compared to our online channel.

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
The following table presents our net revenue by field sales and online sales:

	Year Ended December 31,
	2013		2012		2011
	($ in thousands)
Field sales	$891,458	58%	$552,459	57%	$287,634	55%
Online sales	637,087	42%	419,850	43%	234,555	45%
	$1,528,545	100%	$972,309	100%	$522,189	100%

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed within this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers and employees. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
For additional information on the limitations of adjusted EBITDA, see “Adjusted EBITDA” in Item 6 “Selected Financial Data” for more information.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$26,769	$21,610	$11,912
Provision for income taxes	22,459	35,504	11,030
Other (income) expense, net	(1,416)	(252)	2,903
Depreciation and amortization	134,516	79,849	43,100
Stock-based compensation	193,915	86,319	29,768
Adjusted EBITDA	$376,243	$223,030	$98,713

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
VSOE. We determine VSOE based on our historical pricing and discounting practices for the specific solution when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. We have not historically priced our Marketing Solutions within a narrow range to allow us to establish VSOE. We have established VSOE for a limited number of our Talent Solutions products and for such products, VSOE has been used to allocate the selling price of deliverables.
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
BESP. When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The process for determining our BESP for deliverables without VSOE or TPE involves management's judgment. Our process considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors that we considered in developing our BESPs include: (1) historical sales prices, (2) prices we charge for similar offerings, (3) sales volume, and (4) geographies. Generally, we are not able to establish VSOE nor TPE for our Talent Solutions and Marketing Solutions deliverables. The allocation of revenue has generally been based on our BESPs.
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
If the lease is considered a capital lease or we are considered the owner for accounting purposes, we would record the property and a related capital lease obligation on our balance sheet. The asset would then be depreciated over the expected lease term. Rent payments for these properties would be allocated between interest expense and a reduction of the capital lease obligation.
If the lease is considered an operating lease, it is not recorded on our balance sheet and rent expense is recognized on a straight-line basis over the expected lease term.
The most significant estimates used by management in accounting for property leases and the impact of these estimates are as follows:

•
Expected lease term. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the lease term is equal to or exceeds 75% of the leased asset’s estimated economic life. The expected lease term is also used in determining the depreciable life of the asset or the straight-line rent recognition period. Increasing the expected lease term will increase the probability that a lease will be considered a capital lease and will generally result in higher rent expense for an operating lease and higher interest and depreciation expenses for a capital lease.

•
Incremental borrowing rate. We estimate our incremental borrowing rate using interest swap rates comparable to the expected duration of the lease payments and our credit spread. The incremental borrowing rate is primarily used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the lease payments is equal to or greater than 90% of the fair market value of the property. Increasing the incremental borrowing rate decreases the net present value of the lease payments and reduces the probability that a lease will be considered a capital lease.

•
Fair market value of leased asset. The fair market value of leased property is generally estimated based on comparable market data. Fair market value is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the lease payments is equal to or greater than 90% of the fair market value of the property. Increasing the fair market value reduces the probability that a lease will be considered a capital lease.

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
We recognize a tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. In the event that any unrecognized tax benefits are recognized, the effective tax rate will be affected. If recognized, approximately $25.3 million of unrecognized tax benefit would impact the effective tax rate at December 31, 2013. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will be the same as these estimates. These estimates are updated quarterly based on factors such as change in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues.

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

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2013	2012	2011
	(as a percentage of revenue)
Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13	13	16
Sales and marketing	34	33	32
Product development	26	26	25
General and administrative	15	13	14
Depreciation and amortization	9	8	8
Total costs and expenses	97	94	95
Income from operations	3	6	5
Other income (expense), net	—	—	(1)
Income before income taxes	3	6	4
Provision for income taxes	1	4	2
Net income	2%	2%	2%
  ______________________
(1) Certain items may not total due to rounding.
Net Revenue
We generate revenue from Talent Solutions, Marketing Solutions and Premium Subscriptions.
Talent Solutions. Revenue from Talent Solutions is derived primarily from providing access to the LinkedIn Recruiter product and job postings. We provide access to our professional database of both active and passive job candidates with LinkedIn Recruiter, which allows corporate recruiting teams to identify candidates based on industry, job function, geography, experience/education, and other specifications. Revenue from the LinkedIn Recruiter product is recognized ratably over the subscription period, which consists primarily of annual subscriptions that are billed monthly, quarterly, or annually. We also earn revenue from the placement of job postings on our website, which generally run for 30 days. Independent recruiters can pay to post job openings that are accessible through job searches or targeted job matches. Revenue from job postings is recognized as the posting is displayed or the contract period, whichever is shorter.
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

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	($ in thousands)
Revenue by product:
Talent Solutions	$859,674	$523,582	64%	$523,582	$260,885	101%
Marketing Solutions	362,360	258,278	40%	258,278	155,848	66%
Premium Subscriptions	306,511	190,449	61%	190,449	105,456	81%
Total	$1,528,545	$972,309	57%	$972,309	$522,189	86%
Percentage of revenue by product: (1)
Talent Solutions	56%	54%		54%	50%
Marketing Solutions	24%	27%		27%	30%
Premium Subscriptions	20%	20%		20%	20%
Total	100%	100%		100%	100%
  ______________________
(1) Certain items may not total due to rounding.
Total net revenue increased $556.2 million in 2013 compared to 2012. Net revenue from our Talent Solutions increased $336.1 million as a result of further market penetration of our LinkedIn Corporate Solutions product, as evidenced by the 49% increase in the number of LinkedIn Corporate Solutions customers as of December 31, 2013 compared to December 31, 2012, and to a lesser extent, sales of additional services to existing customers. Net revenue from our Marketing Solutions increased $104.1 million due to higher sales volume by our field sales and self-service advertising solutions and higher average advertising prices. The increase in sales volume is driven by higher user engagement, which is positively impacted by increases in the number of our registered members, and can be measured, in part, by page views on our website. During the fiscal year, we launched Sponsored Updates for marketers to show paid content in LinkedIn members' update feeds. Sponsored Updates is sold through our field sales and online channels, and while currently a small contributor to revenue, we expect this to become a larger percentage of total Marketing Solutions revenue over time. Net revenue from our Premium Subscriptions increased $116.1 million as a result of an increase in the number of premium subscribers due to increases in member engagement. Specifically, the number of registered members is a meaningful metric in evaluating and understanding net revenue from our Premium Subscriptions because an increase in the number of registered members has historically led to a proportionate increase in the number of premium subscribers. In addition, although still in their early stages, our Sales Solutions products, which are included in Premium Subscriptions and include Sales Navigator, are continuing to grow at a faster rate than our other Premium Subscription products as well as continuing to represent a larger percentage of total Premium Subscriptions revenue.
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

The following table presents our net revenue by geographic region:

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Revenue by geographic region:
United States	$942,122	$619,485	52%	$619,485	$353,834	75%
Other Americas (1)	109,672	66,099	66%	66,099	28,800	130%
Total Americas	1,051,794	685,584	53%	685,584	382,634	79%
EMEA (2)	358,244	217,342	65%	217,342	109,995	98%
APAC (3)	118,507	69,383	71%	69,383	29,560	135%
Total	$1,528,545	$972,309	57%	$972,309	$522,189	86%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

International revenue increased $233.6 million in 2013 compared to 2012, and $184.5 million in 2012 compared to 2011. International revenue represented 38%, 36% and 32% of total revenue in 2013, 2012 and 2011, respectively. The increase in international revenue, in absolute dollars and as a percentage of total revenue, is primarily due to the expansion of our international field sales organization and our site localization efforts. In 2013, we operated our websites and mobile applications in multiple languages, and continued our expansion outside of the United States in offices across North America, as well as throughout Europe, Asia, South America, Australia and the Middle East. We expect international revenue to increase on an absolute basis and as a percentage of revenue in 2014 as we continue to focus expanding our sales-force outside the United States in key markets where our member engagement supports business efforts at scale.
Cost of Revenue
Our cost of revenue primarily consists of salaries, benefits and stock-based compensation for our production operations, customer support, infrastructure and advertising operations teams and web hosting costs related to operating our website. Credit card processing fees, direct costs related to our research products, certain uncollected valued added taxes, or VAT, and sales taxes, allocated facilities costs and other supporting overhead costs are also included in cost of revenue. Beginning in the fourth quarter of 2011, we began to pass through VAT and sales tax to our customers on all our products that are subject to taxation. Consistent with our investment philosophy for 2014, we currently expect cost of revenue to increase on an absolute basis and remain relatively flat as a percentage of revenue.

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	($ in thousands)
Cost of revenue	$202,908	$125,521	62%	$125,521	$81,448	54%
Percentage of net revenue	13%	13%		13%	16%
Headcount (at period end)	793	497	60%	497	338	47%
Cost of revenue increased $77.4 million in 2013 compared to 2012. The increase was primarily attributable to increases in headcount related expenses of $36.5 million as we continue to hire to support the growth of our business, web hosting service expenses of $21.8 million, other direct costs of $9.1 million, primarily consisting of credit card processing fees, and facilities and related costs of $8.7 million.
Cost of revenue increased $44.1 million in 2012 compared to 2011. The increase was primarily attributable to increases in headcount related expenses of $25.8 million as we continue to hire to support the growth of our business, web hosting service expenses of $13.7 million, facilities and related costs of $5.2 million and direct costs of $4.7 million. These increases were partially offset by a decrease in taxes of $5.0 million as we continue to pass through VAT and sales tax to our customers.
Sales and Marketing

Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising, public relations costs, and commissions paid to agencies, as well as allocated facilities and other supporting overhead costs. We plan to continue to invest heavily in sales and marketing to expand our global footprint, grow our current customer accounts and continue building brand awareness. Consistent with our investment philosophy for 2014, we expect sales and marketing expense to increase on an absolute basis and decrease as a percentage of revenue, compared to 2013.

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	($ in thousands)
Sales and marketing	$522,100	$324,896	61%	$324,896	$164,703	97%
Percentage of net revenue	34%	33%		33%	32%
Headcount (at period end)	2,159	1,468	47%	1,468	844	74%
Sales and marketing expenses increased $197.2 million in 2013 compared to 2012. The increase was primarily attributable to an increase in headcount related expenses of $152.2 million as we continue to expand our field sales organization. We also experienced increases in agency commissions of $17.8 million, facilities and related costs of $16.6 million, consulting services of $6.8 million and marketing and public relations expenses of $2.6 million.
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
Product Development
Our product development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers and developers. In addition, product development expenses include outside services and consulting, as well as allocated facilities and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to achieving our strategic objectives. Consistent with our investment philosophy for 2014, we expect to continue to invest heavily in product development; therefore, we expect product development expense to increase on an absolute basis and increase slightly as a percentage of revenue, compared to 2013.

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	($ in thousands)
Product development	$395,643	$257,179	54%	$257,179	$132,222	95%
Percentage of net revenue	26%	26%		26%	25%
Headcount (at period end)	1,378	1,025	34%	1,025	634	62%
Product development expenses increased $138.5 million in 2013 compared to 2012. The increase was primarily attributable to an increase in headcount related expenses of $128.6 million as a result of our focus on developing new features and products to encourage member growth and engagement. We also experienced increases in facilities and related costs of $5.8 million, and web hosting service expenses of $3.3 million.
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
General and Administrative
Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase on an absolute basis in 2014 and remain relatively flat as a percentage of revenue.

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	($ in thousands)
General and administrative	$225,566	$128,002	76%	$128,002	$74,871	71%
Percentage of net revenue	15%	13%		13%	14%
Headcount (at period end)	715	468	53%	468	300	56%
General and administrative expenses increased $97.6 million in 2013 compared to 2012. The increase was primarily a result of an increase in headcount related expenses of $66.8 million to support our overall growth. We also experienced increases in legal and consulting services of $20.4 million, primarily due to increasing litigation and compliance costs, facilities and related costs of $5.0 million and bad debt expense of $4.8 million.
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
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized software development costs and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis and as a percentage of revenue as we continue to expand our technology and facilities infrastructure.

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	($ in thousands)
Depreciation and amortization	$134,516	$79,849	68%	$79,849	$43,100	85%
Percentage of net revenue	9%	8%		8%	8%
Depreciation and amortization expenses increased $54.7 million in 2013 compared to 2012. The increase in depreciation expense of $48.1 million was primarily a result of our continued investment in expanding our technology infrastructure in order to support continued growth in our member base, and to a lesser extent, increases in amortization of acquired intangible assets of $6.5 million.
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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest income	$2,895	$1,025	$169
Net loss on foreign exchange and foreign currency derivative contracts	(1,626)	(672)	(2,965)
Net realized gain on sales of marketable securities	127	60	6
Other non-operating income (expense), net	20	(161)	(113)
Total other income (expense), net	$1,416	$252	$(2,903)
Other income (expense), net increased $1.2 million in 2013 compared to 2012, and $3.2 million in 2012 compared to 2011 primarily due to interest earned on higher investment balances, offset by foreign currency exchange losses.
Provision for Income Taxes
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. For further information, see Note 12, Income Taxes, of the Notes to the Consolidated Financial Statements under Item 8 for further information.

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	($ in thousands)
Provision for income taxes	$22,459	$35,504	(37)%	$35,504	$11,030	222%
Income tax expense decreased $13.0 million in 2013 compared to 2012. The effective tax rates as of December 31, 2013 and December 31, 2012 were 46% and 62%, respectively. The decrease in year-over-year effective tax rates was primarily due to the benefit from the 2012 and 2013 Federal Research and Experimentation credit offset by increased non-deductible acquisition related expenses and increased foreign losses for which deferred tax assets have not been recognized. The increase in foreign losses is due primarily to research and development expenses which grew internationally at a rate which was higher than the growth rate of international revenues. International research and development expenses include costs charged by LinkedIn Corporation pursuant to U.S. Treasury Regulations and guidelines from the Organisation for Economic Co-operation and Development ("OECD").
Income tax expense increased by $24.5 million in 2012 compared to 2011. The increase in income tax expense reflects the increase in income before taxes, non-deductible stock-based compensation expense, development costs funded by our international subsidiaries and non-deductible acquisition-related expenses. The effective tax rates as of December 31, 2012 and December 31, 2011 were 62% and 48%, respectively. The increase in year-over-year effective tax rates was primarily due to increased non-deductible acquisition related expenses, the suspension of the Federal Research and Experimentation credit, and increased foreign losses for which deferred tax assets have not been recognized. The increase in foreign losses is due primarily to research and development expenses which grew internationally at a rate which was higher than the growth rate of international revenues.
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (the "2012 Act").  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Act extended the research credit for two years to December 31, 2013.  The extension of the research credit was retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the retroactive extension, we recognized a tax benefit of $15.5 million in the twelve months ended December 31, 2013 for qualifying amounts incurred in 2012. The federal research credit has not been extended to new research activities incurred after December 31, 2013. We will therefore not have a similar favorable impact to our effective tax rate in 2014 unless new legislation is passed which will provide a credit for qualifying amounts generated in 2014.

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of operations data and our unaudited statements of operations data as a percentage of net revenue for each of the eight quarters ended December 31, 2013. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$447,219	$392,960	$363,661	$324,705	$303,618	$252,028	$228,207	$188,456
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	57,865	53,395	49,264	42,384	36,243	33,778	30,367	25,133
Sales and marketing (1)	157,235	133,172	122,276	109,417	100,104	83,168	75,740	65,884
Product development (1)	113,140	106,223	95,608	80,672	77,276	72,730	60,080	47,093
General and administrative (1)	64,790	61,767	56,225	42,784	38,980	33,194	30,974	24,854
Depreciation and amortization	42,750	33,767	32,193	25,806	24,297	23,122	17,548	14,882
Total costs and expenses	435,780	388,324	355,566	301,063	276,900	245,992	214,709	177,846
Income from operations	11,439	4,636	8,095	23,642	26,718	6,036	13,498	10,610
Other income (expense), net	1,820	156	(252)	(308)	24	672	(668)	224
Income before income taxes	13,259	4,792	7,843	23,334	26,742	6,708	12,830	10,834
Provision for income taxes	9,477	8,155	4,109	718	15,234	4,406	10,019	5,845
Net income (loss)	$3,782	$(3,363)	$3,734	$22,616	$11,508	$2,302	$2,811	$4,989
Net income (loss) attributable to common stockholders	$3,782	$(3,363)	$3,734	$22,616	$11,508	$2,302	$2,811	$4,989
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.03)	$0.03	$0.21	$0.11	$0.02	$0.03	$0.05
Diluted	$0.03	$(0.03)	$0.03	$0.20	$0.10	$0.02	$0.03	$0.04
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	119,849	113,940	111,214	109,445	107,924	106,304	104,185	102,210
Diluted	124,438	113,940	116,627	115,398	114,095	113,618	112,317	111,310

(1)	Stock-based compensation included in above line items:

Cost of revenue	$4,783	$4,098	$3,913	$2,806	$2,197	$2,182	$1,236	$801
Sales and marketing	10,630	9,853	8,843	6,861	5,333	5,198	4,327	2,868
Product development	29,152	27,186	24,885	17,638	14,956	14,609	10,572	5,889
General and administrative	12,612	13,308	10,713	6,634	5,086	4,809	3,188	3,068
Total stock-based compensation	$57,177	$54,445	$48,354	$33,939	$27,572	$26,798	$19,323	$12,626

	For the Three Months Ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(as a percentage of revenue)
Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	13	14	14	13	12	13	13	13
Sales and marketing	35	34	34	34	33	33	33	35
Product development	25	27	26	25	25	29	26	25
General and administrative	14	16	15	13	13	13	14	13
Depreciation and amortization	10	9	9	8	8	9	8	8
Total costs and expenses	97	99	98	93	91	98	94	94
Income from operations	3	1	2	7	9	2	6	6
Other income (expense), net	—	—	—	—	—	—	—	—
Income before income taxes	3	1	2	7	9	3	6	6
Provision for income taxes	2	2	1	—	5	2	4	3
Net income (loss)	1%	(1)%	1%	7%	4%	1%	1%	3%
  ______________________
(1) Certain items may not total due to rounding.

	For the Three Months Ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(in thousands)
Additional Financial Data:
Net revenue by product:
Talent Solutions	$245,622	$224,676	$205,092	$184,284	$160,997	$138,433	$121,592	$102,560
Marketing Solutions	113,469	88,502	85,593	74,796	83,187	64,036	63,105	47,950
Premium Subscriptions	88,128	79,782	72,976	65,625	59,434	49,559	43,510	37,946
Total	$447,219	$392,960	$363,661	$324,705	$303,618	$252,028	$228,207	$188,456
Net revenue by geographic location:
United States	$271,140	$245,302	$224,277	$201,403	$189,006	$162,377	$147,253	$120,849
Other Americas (1)	31,612	27,027	26,857	24,176	21,909	17,134	15,047	12,009
Total Americas	302,752	272,329	251,134	225,579	210,915	179,511	162,300	132,858
EMEA (2)	108,309	90,087	84,691	75,157	69,910	54,530	50,057	42,845
APAC (3)	36,158	30,544	27,836	23,969	22,793	17,987	15,850	12,753
Total	$447,219	$392,960	$363,661	$324,705	$303,618	$252,028	$228,207	$188,456
Net revenue by field sales and online sales:
Field sales	$270,672	$227,588	$209,227	$183,971	$178,364	$143,176	$129,448	$101,471
Online sales	176,547	165,372	154,434	140,734	125,254	108,852	98,759	86,985
Total	$447,219	$392,960	$363,661	$324,705	$303,618	$252,028	$228,207	$188,456
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

	For the Three Months Ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(in thousands, except customer and headcount data)
Other Financial and Operational Data:
Adjusted EBITDA (1)	$111,366	$92,848	$88,642	$83,387	$78,587	$55,956	$50,369	$38,118
Number of registered members (at period end)	276,842	259,179	238,072	218,269	201,912	187,419	173,945	160,566
LinkedIn Corporate Solutions customers (at period end)	24,444	22,001	20,256	18,138	16,409	13,991	12,283	10,531
Headcount (at period end):
United States	3,435	3,304	2,967	2,668	2,464	2,266	2,047	1,810
International	1,610	1,508	1,274	1,111	994	911	814	637
Total	5,045	4,812	4,241	3,779	3,458	3,177	2,861	2,447

(1)
We define adjusted EBITDA as net income (loss), plus: provision for income taxes, other (income) expense, net, depreciation and amortization, and stock-based compensation. Please see “Adjusted EBITDA” in Item 6 “Selected Financial Data” for more information.

	For the Three Months Ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(in thousands)
Reconciliation of adjusted EBITDA:
Net income (loss)	$3,782	$(3,363)	$3,734	$22,616	$11,508	$2,302	$2,811	$4,989
Provision for income taxes	9,477	8,155	4,109	718	15,234	4,406	10,019	5,845
Other (income) expense, net	(1,820)	(156)	252	308	(24)	(672)	668	(224)
Depreciation and amortization	42,750	33,767	32,193	25,806	24,297	23,122	17,548	14,882
Stock-based compensation	57,177	54,445	48,354	33,939	27,572	26,798	19,323	12,626
Adjusted EBITDA	$111,366	$92,848	$88,642	$83,387	$78,587	$55,956	$50,369	$38,118

Liquidity and Capital Resources

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$278,019	$125,420	$88,978
Depreciation and amortization	134,516	79,849	43,100

Cash flows provided by operating activities	$436,473	$267,070	$133,424
Cash flows used in investing activities	(1,357,545)	(433,028)	(338,482)
Cash flows provided by financing activities	1,454,219	96,563	452,465
As of December 31, 2013, we had cash and cash equivalents of $803.1 million and marketable securities of $1,526.2 million. Our cash equivalents and marketable securities are comprised primarily of money market funds, U.S. treasury securities, U.S. agency securities and corporate debt securities. As of December 31, 2013, the amount of cash and cash equivalents held by foreign subsidiaries was $153.9 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries. However, we believe the income tax liability would be insignificant if these earnings were to be repatriated. We believe that our existing cash and cash equivalents and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Operating Activities
Operating activities provided $436.5 million of cash in 2013, as a result of our improved operating performance compared to 2012. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $134.5 million and accounts payable and other liabilities increasing $114.7 million, partially offset by an increase in accounts receivable of $102.6 million, and an increase in excess tax benefit from stock-based compensation of $43.8 million, which is reclassified as a financing activity. The increases in our deferred revenue and accounts payable and other liabilities were primarily due to increases in transaction volumes in 2013 compared to 2012. We had net income in 2013 of $26.8 million, which included non-cash stock-based compensation of $193.9 million and non-cash depreciation and amortization of $134.5 million.
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
Investing Activities
Our primary investing activities consisted of purchases of investments, purchases of property and equipment specifically related to the build out of our data centers, as well as payments for intangible assets and strategic acquisitions. We also continued to invest in technology hardware to support our growth, software to support website functionality development, website operations and our corporate infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software development. We expect to continue to invest in property and equipment and development of software in 2014. Our planned purchases of property and equipment for 2014 are expected to be in the range of $365 million and $385 million.
In 2013, we had net purchases of investments of $1,055.4 million, purchases of property and equipment of $278.0 million, and payments for intangible assets and acquisitions, net of cash acquired, of $19.2 million. In 2012, we had net purchases of investments of $245.5 million, purchases of property and equipment of $125.4 million, and made payments for intangible assets and acquisitions, net of cash acquired, of $57.0 million. In 2011, we had net purchases of investments of $239.4 million, purchases of property and equipment of $89.0 million, and made payments for intangible assets and acquisitions, net of cash acquired, of $7.4 million.
Financing Activities
Our financing activities in 2013 consisted primarily of $1,348.1 million in proceeds from our follow-on offering, net of underwriting discounts and commissions and other costs associated with this offering. With the exception of the offering, the remainder of our financing activities consisted primarily of the excess tax benefit from stock-based compensation, and the net proceeds from the issuance of common stock from employee stock option exercises.
Our financing activities in 2012 consisted primarily of net proceeds from the issuance of common stock from employee option exercises and stock purchase plan, as well as the excess tax benefit from the exercise of stock options.
Our financing activities in 2011 consisted primarily of $426.5 million in proceeds from our IPO and follow-on offering, net of offering costs. Our financing activities in 2011 also included net proceeds from the issuance of common stock from employee option exercises.

Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements in 2013, 2012 or 2011.

Contractual Obligations
We lease office space for our headquarters in Mountain View, California under operating leases that we expect to expire in 2023. We lease other facilities around the world, including office space in Sunnyvale, California, to be constructed by our landlord, the longest of which expires in 2026. We have several material long-term purchase obligations outstanding with third parties. We do not have any debt or material capital lease obligations. As of December 31, 2013, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations (1)	$965,368	$71,126	$192,937	$176,014	$525,291
Purchase obligations	$76,347	$46,270	$25,434	$4,643	$—

(1)
Subsequent to December 31, 2013, we leased additional space in New York, New York. The lease expires in 2026 and aggregate future minimum lease payments for this facility are approximately $25.6 million.

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
Interest Rate Fluctuation Risk
We had cash, cash equivalents, and marketable securities of $2,329.3 million and $749.5 million as of December 31, 2013 and 2012, respectively. This amount was invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At December 31, 2013, the weighted-average duration of our investment portfolio was less than one year.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of December 31, 2013, a hypothetical increase in interest rates of 1% (100 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $13.8 million, and a hypothetical increase of 0.5% (50 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $6.9 million.
Foreign Currency Exchange Risks
We have foreign currency exchange risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British Pound Sterling, the Euro, the Australian dollar, the Canadian dollar, the Indian rupee and the Singapore dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) related to remeasuring certain monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated assets, liabilities, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.
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
As of December 31, 2013, we had outstanding foreign currency derivative contracts with a total notional amount of $94.8 million. If overall foreign currency exchange rates appreciated (depreciated) uniformly by 5% against the U.S. dollar, our foreign currency derivative contracts outstanding as of December 31, 2013 would experience a loss (gain) of approximately $4.6 million.
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
LINKEDIN CORPORATION

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LinkedIn Corporation
Mountain View, California
We have audited the accompanying consolidated balance sheets of LinkedIn Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LinkedIn Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 13, 2014

LINKEDIN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$803,089	$270,408
Marketable securities	1,526,212	479,141
Accounts receivable (net of allowance for doubtful accounts of $6,138 and $3,774 at December 31, 2013 and 2012, respectively)	302,168	203,607
Deferred commissions	47,496	30,232
Prepaid expenses	32,114	14,344
Other current assets	44,391	21,065
Total current assets	2,755,470	1,018,797
Property and equipment, net	361,741	186,677
Goodwill	150,871	115,214
Intangible assets, net	43,046	32,780
Other assets	41,665	28,862
TOTAL ASSETS	$3,352,793	$1,382,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,744	$53,559
Accrued liabilities	183,004	104,077
Deferred revenue	392,243	257,743
Total current liabilities	641,991	415,379
DEFERRED TAX LIABILITIES	14,879	27,717
OTHER LONG TERM LIABILITIES	61,529	30,810
Total liabilities	718,399	473,906
COMMITMENTS AND CONTINGENCIES (Note 10)
REDEEMABLE NONCONTROLLING INTEREST	5,000	—
STOCKHOLDERS’ EQUITY (Note 11):
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized, 103,218,118 and 103,194,534 shares issued and outstanding, respectively, at December 31, 2013 and 89,861,658 and 88,829,278 shares issued and outstanding, respectively, at December 31, 2012	10	9
Class B common stock, $0.0001 par value; 120,000,000 shares authorized, 17,157,215 and 19,817,923 shares issued and outstanding at December 31, 2013 and 2012, respectively	2	2
Additional paid-in capital	2,573,449	879,303
Accumulated other comprehensive income	314	260
Accumulated earnings	55,619	28,850
Total stockholders’ equity	2,629,394	908,424
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY	$3,352,793	$1,382,330
See notes to consolidated financial statements.

LINKEDIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net revenue	$1,528,545	$972,309	$522,189
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	202,908	125,521	81,448
Sales and marketing	522,100	324,896	164,703
Product development	395,643	257,179	132,222
General and administrative	225,566	128,002	74,871
Depreciation and amortization	134,516	79,849	43,100
Total costs and expenses	1,480,733	915,447	496,344
Income from operations	47,812	56,862	25,845
Other income (expense), net	1,416	252	(2,903)
Income before income taxes	49,228	57,114	22,942
Provision for income taxes	22,459	35,504	11,030
Net income	$26,769	$21,610	$11,912
Net income per share of common stock:
Basic	$0.24	$0.21	$0.15
Diluted	$0.23	$0.19	$0.11
Weighted-average shares used to compute net income per share:
Basic	113,643	105,166	77,185
Diluted	118,944	112,844	104,118
See notes to consolidated financial statements.

LINKEDIN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$26,769	$21,610	$11,912
Other comprehensive income:
Change in unrealized gains on investments, net of tax	113	273	103
Less: reclassification adjustment for net investment gains included in net income, net of tax	(59)	(113)	—
Total other comprehensive income	54	160	103
Comprehensive income	$26,823	$21,770	$12,015

See notes to consolidated financial statements.

LINKEDIN CORPORATION
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands, except shares)

			Stockholders’ Equity
	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2010	10,957,631	$87,981	34,689,570	$15,846	43,308,742	$4	$25,074	$(3)	$(4,672)	$36,249
Issuance of common stock upon initial public offering, net of offering costs	—	—	—	—	6,003,804	1	248,405	—	—	248,406
Conversion of preferred stock to common stock upon initial public offering	(10,957,631)	(87,981)	(34,689,570)	(15,846)	45,647,201	5	103,822	—	—	87,981
Issuance of common stock in connection with follow-on offering, net of offering costs	—	—	—	—	2,583,755	—	177,318	—	—	177,318
Issuance of common stock upon exercise of employee stock options	—	—	—	—	3,665,152	—	13,068	—	—	13,068
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	164,367	—	6,287	—	—	6,287
Issuance of common stock related to acquisitions	—	—	—	—	129,203	—	8,059	—	—	8,059
Vesting of early exercised stock options	—	—	—	—	—	—	3,704	—	—	3,704
Repurchase of unvested early exercised stock options	—	—	—	—	(21,830)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	30,292	—	—	30,292
Excess income tax benefit from stock-based compensation	—	—	—	—	—	—	1,600	—	—	1,600
Change in net unrealized gain on investments	—	—	—	—	—	—	—	103	—	103
Net income	—	—	—	—	—	—	—	—	11,912	11,912
BALANCE—December 31, 2011	—	$—	—	$—	101,480,394	$10	$617,629	$100	$7,240	$624,979

			Stockholders’ Equity
	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE—December 31, 2011	—	$—	—	$—	101,480,394	$10	$617,629	$100	$7,240	$624,979
Issuance of common stock upon exercise of employee stock options	—	—	—	—	5,864,624	1	44,401	—	—	44,402
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	293,701	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	232,994	—	16,862	—	—	16,862
Issuance of common stock related to acquisitions, net of reacquired shares	—	—	—	—	860,497	—	71,478	—	—	71,478
Vesting of early exercised stock options	—	—	—	—	—	—	3,365	—	—	3,365
Repurchase of unvested early exercised stock options	—	—	—	—	(85,009)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	89,739	—	—	89,739
Excess income tax benefit from stock-based compensation	—	—	—	—	—	—	35,829	—	—	35,829
Change in net unrealized gain on investments	—	—	—	—	—	—	—	160	—	160
Net income	—	—	—	—	—	—	—	—	21,610	21,610
BALANCE—December 31, 2012	—	$—	—	$—	108,647,201	$11	$879,303	$260	$28,850	$908,424
Issuance of common stock in connection with follow-on offering, net of offering costs	—	—	—	—	6,188,340	1	1,348,058	—	—	1,348,059
Issuance of common stock upon exercise of employee stock options	—	—	—	—	3,659,817	—	32,824	—	—	32,824
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	1,154,252	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	217,743	—	24,589	—	—	24,589
Issuance of common stock related to acquisitions, net of reacquired shares	—	—	—	—	487,958	—	40,834	—	—	40,834
Vesting of early exercised stock options	—	—	—	—	—	—	937	—	—	937
Repurchase of unvested early exercised stock options	—	—	—	—	(3,562)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	203,149	—	—	203,149
Excess income tax benefit from stock-based compensation	—	—	—	—	—	—	43,755	—	—	43,755
Change in net unrealized gain on investments	—	—	—	—	—	—	—	54	—	54
Net income	—	—	—	—	—	—	—	—	26,769	26,769
BALANCE—December 31, 2013	—	$—	—	$—	120,351,749	$12	$2,573,449	$314	$55,619	$2,629,394
See notes to consolidated financial statements.

LINKEDIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$26,769	$21,610	$11,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,516	79,849	43,100
Provision for doubtful accounts and sales returns	4,775	623	3,109
Stock-based compensation	193,915	86,319	29,768
Excess income tax benefit from stock-based compensation	(43,755)	(35,829)	(1,600)
Changes in operating assets and liabilities:
Accounts receivable	(102,618)	(91,277)	(54,908)
Deferred commissions	(18,249)	(17,145)	(5,271)
Prepaid expenses and other assets	(11,213)	(7,663)	(14,111)
Accounts payable and other liabilities	114,713	85,561	36,950
Income taxes, net	3,120	27,077	9,662
Deferred revenue	134,500	117,945	74,813
Net cash provided by operating activities	436,473	267,070	133,424
INVESTING ACTIVITIES:
Purchases of property and equipment	(278,019)	(125,420)	(88,978)
Purchases of investments	(1,493,754)	(443,992)	(251,174)
Sales of investments	179,904	58,594	8,255
Maturities of investments	258,425	139,911	3,500
Payments for intangible assets and acquisitions, net of cash acquired	(19,197)	(57,036)	(7,404)
Changes in deposits and restricted cash	(4,904)	(5,085)	(2,681)
Net cash used in investing activities	(1,357,545)	(433,028)	(338,482)
FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	—	—	248,803
Proceeds from follow-on offering, net of offering costs	1,348,059	(382)	177,700
Proceeds from issuance of preferred shares in joint venture	4,600	—	—
Proceeds from issuance of common stock from employee stock options	32,824	44,402	13,124
Proceeds from issuance of common stock from employee stock purchase plan	24,589	16,862	6,287
Excess income tax benefit from stock-based compensation	43,755	35,829	1,600
Other financing activities	392	(148)	4,951
Net cash provided by financing activities	1,454,219	96,563	452,465
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(466)	755	(1,310)
CHANGE IN CASH AND CASH EQUIVALENTS	532,681	(68,640)	246,097
CASH AND CASH EQUIVALENTS—Beginning of period	270,408	339,048	92,951
CASH AND CASH EQUIVALENTS—End of period	$803,089	$270,408	$339,048
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$6,049	$2,828	$2,261
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$—	$—	$103,827
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$25,724	$22,223	$10,974
Offering costs not yet paid	$—	$—	$382
Vesting of early exercised stock options	$937	$3,365	$3,704
Issuance of Class A common stock and stock options for business combinations	$40,927	$71,478	$8,059
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

Principles of Consolidation
The consolidated financial statements include the Company, its wholly-owned subsidiaries, and variable interest entities in which LinkedIn is the primary beneficiary in accordance with the consolidation accounting guidance. All intercompany balances and transactions have been eliminated.
Redeemable noncontrolling interest is included within the equity section in the consolidated balance sheets. Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported outside of permanent equity at the greater of the initial carrying amount adjusted for the noncontrolling interest’s share of earnings, or its redemption value.
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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, marketable securities, foreign exchange contracts and accounts receivable. Although the Company deposits its cash with multiple high credit quality financial institutions, its deposits, at times, may exceed federally insured limits. The Company's investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. The Company's investment policy limits the amount of credit exposure to a maximum of 5% for any one issuer, except for its U.S. treasury and agency securities, and the Company believes no significant concentration risk exists with respect to these investments. Foreign exchange contracts are transacted with various financial institutions with high credit standings.
Credit risk with respect to accounts receivable is dispersed due to the large number of customers, none of which accounted for more than 10% of total accounts receivable as of December 31, 2013 and 2012. In addition, the Company’s credit risk is mitigated by the relatively short collection period. The Company records accounts receivable at the invoiced amount and does not charge interest. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2013	2012	2011
Allowance for doubtful accounts:
Balance, beginning of period	$3,774	$5,460	$2,672
Add: bad debt expense (credit)	4,130	(176)	2,526
Less: write-offs, net of recoveries and other adjustments	(1,766)	(1,510)	262
Balance, end of period	$6,138	$3,774	$5,460
Foreign Currency
The functional currency of the Company's foreign subsidiaries is generally the U.S. dollar. Transaction gains and losses are included in other income (expense), net in the accompanying consolidated statements of operations.
Cash Equivalents
Cash equivalents consist of highly liquid marketable securities with original maturities of three months or less at the time of purchase and consist primarily of money market funds, commercial paper, U.S. treasury securities and U.S. agency securities. Cash equivalents are stated at fair value.
Marketable Securities
Marketable securities consist of commercial paper, certificates of deposit, U.S. treasury securities, U.S. agency securities, corporate debt securities and municipal securities, and are classified as available-for-sale securities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders' equity, while realized gains and losses and other-than-temporary impairments are reported as a component of net income. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. The Company did not identify any marketable securities as other-than-temporarily impaired as of December 31, 2013 and 2012.
Fair Value of Financial Instruments
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

The valuation techniques used to measure the fair value of money market funds and treasury securities were derived from quoted market prices for identical instruments in active markets. The valuation technique used to measure the fair value of the Company’s Level 2 fixed income securities are obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model-driven valuation using significant inputs derived from or corroborated by observable market data. The Company's procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from the Company's pricing service against fair values obtained from another independent source.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription contracts primarily related to sales of the Company’s Talent Solutions products. Deferred commissions consist of sales commissions paid to the Company’s direct sales representatives and certain third-party agencies and are deferred and amortized over the non-cancelable terms of the related customer contracts, which are generally 12 months. The commission payments are generally paid in full the month after the customer contract is signed. The deferred commission amounts are recoverable through future revenue streams under the non-cancelable customer contracts. The Company believes the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Short-term deferred commissions are included in deferred commissions while long-term deferred commissions are included in other assets in the accompanying consolidated balance sheets. The amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations.
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company's foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated with its foreign currency denominated monetary assets and liabilities. The Company's program is not designated for trading or speculative purposes. The foreign currency derivative contracts that were not settled as of December 31, 2013 and 2012 are recorded at fair value in the consolidated balance sheets. Foreign currency derivative contracts are marked-to-market at the end of each reporting period and the related gains and losses are recognized in other income (expense), net of transaction gains or losses related to the hedged items in the accompanying consolidated statements of operations.
Net realized and unrealized gains and losses were not material for the years ended December 31, 2013, 2012, and 2011. As of December 31, 2013 and 2012, the Company had outstanding foreign currency derivative contracts with a total notional amount of $94.8 million and $83.5 million, respectively.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of the lease term or expected useful lives of the improvements. Depreciation expense totaled $118.1 million, $70.0 million and $39.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Website and Internal-Use Software Development Costs
The Company capitalizes certain costs to develop its website and internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates two to three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.
The Company capitalized website and internal-use software costs of $39.3 million, $20.0 million and $10.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s capitalized website and internal-use software amortization is included in depreciation and amortization in the Company’s consolidated statements of operations, and totaled $15.6 million, $11.2 million and $5.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company had unamortized capitalized website and internal-use software of $44.3 million and $20.7 million in the consolidated balance sheets as of December 31, 2013 and 2012, respectively.
Goodwill, Intangible Assets, Long-Lived Assets and Impairment Assessments
Goodwill.  Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company's fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through December 31, 2013, the Company did not have any goodwill impairment.
Intangible assets.  Intangible assets consist of identifiable intangible assets, primarily developed technology, resulting from the Company's acquisitions. Acquired intangible assets are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives.
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
Legal Contingencies
The Company is regularly subject to claims, lawsuits, investigations, and other proceedings that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. The Company records a liability when it believes that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. The Company periodically evaluates developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Any estimates and assumptions that change or prove to have been incorrect could have a material impact on the Company's business, consolidated financial position, results of operations, or cash flows.
In management’s opinion, there was not at least a reasonable possibility that the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for legal and other contingencies as of December 31, 2013. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management's expectations, its consolidated financial statements of a particular reporting period could be materially adversely affected.
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

•
Marketing Solutions—The Company earns revenue from the display of advertisements (both graphic and text link) on its website primarily based on a cost per advertisement model. Revenue from Internet advertising is generally recognized on a gross basis, with the exception of transactions with advertising agencies, which are recognized net of agency discounts. The typical duration of the Company's advertising contracts is approximately two months.

•
Premium Subscriptions—The Company sells various subscriptions to customers that allow users to have further access to premium services via its LinkedIn.com website. The Company offers its members monthly or annual subscriptions. Revenue from Premium Subscription services is recognized ratably over the contractual period, generally from one to 12 months.

Amounts billed or collected in excess of revenue recognized are included as deferred revenue. Sales tax is excluded from reported net revenue. Although historical refunds have been minimal, the Company estimates allowances for each revenue type shown above based on information available as of each balance sheet date. This information includes historical refunds as well as specific known service quality issues. The Company records revenue for transactions in which it acts as an agent on a net basis, and revenue for transactions in which it acts as a principal on a gross basis.
A majority of the Company's arrangements for Talent Solutions and Marketing Solutions include multiple deliverables. In accordance with authoritative guidance on revenue recognition, the Company allocates consideration at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy. The objective of the hierarchy is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis and requires the use of: (i) vendor-specific objective evidence (“VSOE”) if available; (ii) third-party evidence (“TPE”) if VSOE is not available; and (iii) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.
VSOE. The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range.
The Company has not historically priced its Marketing Solutions within a narrow range to establish VSOE for such products. As a result, the Company has established VSOE for a limited number of Talent Solutions products, and for such products, VSOE has been used to allocate the selling price to deliverables.
TPE. When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, the Company has not been able to establish selling prices based on TPE.
BESP. When the Company is unable to establish selling prices using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, its pricing practices, prices it charges for similar offerings, sales volume, geographies, market conditions, and the competitive landscape.
Advertising Costs
Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. The Company incurred advertising costs of $3.9 million, $3.6 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period of the award, which is generally four years. For further information, see Note 11, Stockholders' Equity.
Leases and Asset Retirement Obligations
The Company leases its office facilities and data centers under operating lease agreements. Office facilities subject to an operating lease and the related lease payments are not recorded on the Company’s balance sheet. The terms of certain lease agreements provide for increasing rental payments; however, the Company recognizes rent expense on a straight-line basis over the lease period in accordance with authoritative accounting guidance. Any lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date of the initial possession of the leased property for purposes of recognizing lease expense.
The Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated retirement costs.
Rental expense, principally for leased office space and data centers under operating lease commitments, was $54.9 million, $30.7 million and $10.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

2.	Fair Value Measurements
The Company measures its cash equivalents, marketable securities and foreign currency derivative contracts at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis, whereby, inputs used in valuation techniques are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2013 and 2012, are summarized as follows (in thousands):

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$242,712	$—	$—	$242,712	$148,384	$—	$—	$148,384
Commercial paper	—	15,698	—	15,698	—	18,488	—	18,488
U.S. treasury securities	318,495	—	—	318,495	—	—	—	—
U.S. agency securities	—	50,000	—	50,000	—	—	—	—
Repurchase agreements	—	1,400	—	1,400	—	—	—	—
Marketable securities:
Commercial paper	—	85,947	—	85,947	—	46,361	—	46,361
Certificates of deposit	—	20,025	—	20,025	—	2,005	—	2,005
U.S. treasury securities	149,908	—	—	149,908	18,197	—	—	18,197
U.S. agency securities	—	928,473	—	928,473	—	303,450	—	303,450
Corporate debt securities	—	326,345	—	326,345	—	107,517	—	107,517
Municipal securities	—	15,514	—	15,514	—	1,611	—	1,611
Other current assets:
Foreign currency derivative contracts	—	453	—	453	—	146	—	146
Total assets	$711,115	$1,443,855	$—	$2,154,970	$166,581	$479,578	$—	$646,159
Accrued liabilities:
Foreign currency derivative contracts	$—	$1,129	$—	$1,129	$—	$1,040	$—	$1,040
Total liabilities	$—	$1,129	$—	$1,129	$—	$1,040	$—	$1,040

The fair value of the Company's Level 1 financial instruments, which are traded in active markets, are based on quoted market prices for identical instruments. The fair value of the Company's Level 2 fixed income securities are obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Company's procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from the Company's pricing service against fair values obtained from other independent sources. The Company's derivative instruments are valued using pricing models that use observable market inputs and, therefore, are classified as Level 2.

3.	Acquisitions and Joint Venture
Fiscal 2013 Joint Venture
On November 3, 2013, the Company entered into an agreement to create LinkedIn CN Limited, a joint venture (“JV”) with Dragon Networking, an affiliate of China Broadband Capital, and SCCV IV Success HoldCo, Ltd., an affiliate of Sequoia Capital, (collectively, the “Partners”) to engage in the investment, organization, management and operation of a professional social network in the People’s Republic of China (“PRC”). As of December 31, 2013, the Company owned approximately 93% of the outstanding equity interests in the JV in the form of common shares by contributing intellectual property. The Partners contributed $5.0 million in cash in exchange for 7% of the outstanding equity interests in the form of preferred shares. Pending the occurrence of certain events, the Partners have the opportunity to contribute an additional $20.0 million in cash in exchange for equity interests in the form of preferred shares (“Second Closing”), at which point the Company and the Partners would own approximately 72% and 28% of the outstanding equity interests in the JV, respectively.
The preferred shares may be callable or puttable, generally at fair value, subject to a floor and cap, following the fifth anniversary of the Second Closing or at the occurrence of certain events.
The Company has determined it is the primary beneficiary of the JV due to the percentage ownership as well as the power to direct the activities that most significantly impact the JV's economic performance. Furthermore, the Company has the right to receive benefits and obligation to absorb losses from the entity. The liabilities of the JV are recourse solely to JV’s assets, except for as it relates to a guarantee made by the Company to the JV in the event that the JV cannot fulfill the liability resulting from the exercise of the put right by the Partners.
The noncontrolling interest in the JV is classified outside of permanent equity in the Company’s consolidated balance sheet as of December 31, 2013, as the preferred shares include a put right available to the noncontrolling interest holders in the future. Earnings attributable to the noncontrolling interest on the Company’s consolidated financial statements include the accretion to the redemption value and were not material for any of the periods presented.

Fiscal 2013 Acquisition
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

The acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Pulse's results of operations have been included in the consolidated financial statements from the date of acquisition. To retain the services of certain former Pulse employees, LinkedIn offered nonvested Class A common stock that will be earned over three years from the date of acquisition. As these equity awards are subject to post-acquisition employment, the Company is accounting for them as post-acquisition compensation expense. In connection with these post-acquisition arrangements, the Company issued 244,601 shares of nonvested Class A common stock with a total fair value of $44.0 million.

The following table presents the purchase price allocation recorded in the Company's consolidated balance sheets on the acquisition date (in thousands):

Total
Net tangible assets	$221
Goodwill (1)	35,657
Intangible assets (2)	14,000
Net deferred tax liability	(2,267)
Total purchase consideration	$47,611
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
The acquisition has been accounted for under the acquisition method, and, accordingly, the total purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. Slideshare’s results of operations have been included in the consolidated financial statements from the date of acquisition. To retain the services of certain former Slideshare employees, LinkedIn offered nonvested Class A common stock and cash bonuses that will be earned in equal semi-annual installments over two years from the date of acquisition. As these equity awards and payments are subject to post-acquisition employment, the Company is accounting for these arrangements as post-acquisition compensation expense. In connection with these post-acquisition arrangements, the Company issued 198,915 shares of nonvested Class A common stock with a total fair value of $20.9 million and could pay remaining retention bonuses up to $4.3 million as of December 31, 2013.
Other acquisitions
In 2012, the Company completed five other acquisitions for total cash consideration of approximately $28.3 million and 297,515 shares of LinkedIn Class A common stock. The total purchase price of these acquisitions, of which two were accounted for as the purchase of an asset and the others as purchases of businesses under the acquisition method, has been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition dates.
The following table presents the purchase price allocations initially recorded in the Company’s consolidated balance sheets on the respective acquisition dates (in thousands):

	Slideshare	Other Acquisitions	Total
Net tangible assets (liabilities)	$3,234	$(456)	$2,778
Goodwill (1)	62,420	40,545	102,965
Intangible assets (2)	12,800	21,642	34,442
Deferred tax liability	(4,369)	(4,984)	(9,353)
Total purchase consideration	$74,085	$56,747	$130,832
 _______________________

(1)
The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in these transactions is primarily attributable to expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces. None of the goodwill is expected to be deductible for tax purposes.

(2)
Identifiable definite-lived intangible assets were comprised of developed technology of $24.3 million, trade name of $4.3 million, patents of $3.4 million, customer relationships of $1.2 million, non-compete agreements of $0.4 million and other intangible assets of $0.8 million. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of the companies was 4.5 years, which will be amortized on a straight-line basis over their estimated useful lives.

The Company’s consolidated financial statements include the operating results of all acquired businesses from the date of each acquisition. Pro forma results of operations for all of these acquisitions have not been presented as the financial impact to the Company’s consolidated financial statements, both individually and in aggregate, are not material.
Fiscal 2011 Acquisitions
In 2011, the Company completed its acquisition of three companies for total consideration of approximately $17.9 million, of which $9.8 million was paid in cash and $8.1 million was issued in shares of the Company’s Class A common stock. These acquisitions have been accounted for under the acquisition method, and, accordingly, the total purchase price has been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. As a result of these acquisitions, the Company recorded goodwill in the amount of $12.2 million, identifiable definite-lived intangible assets of $6.2 million, which was comprised of $4.4 million related to developed technology and $1.8 million related to non-compete agreements, and net liabilities of $0.9 million. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of the companies was 4.2 years, which will be amortized on a straight-line basis over their estimated useful lives. The Company’s consolidated financial statements include the operating results of all acquired businesses from the date of each acquisition. Pro forma results of operations for these acquisitions have not been presented as the financial impact to the Company’s consolidated financial statements, both individually and in aggregate, are not material.

4.	Cash and Investments
The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
December 31, 2013:
Cash	$174,784	$—	$—	$174,784
Cash equivalents:
Money market funds	242,712	—	—	242,712
Commercial paper	15,696	2	—	15,698
U.S. treasury securities	318,500	—	(5)	318,495
U.S. agency securities	50,000	—	—	50,000
Repurchase agreements	1,400	—	—	1,400
Marketable securities:
Commercial paper	85,930	18	(1)	85,947
Certificates of deposit	20,025	2	(2)	20,025
U.S. treasury securities	149,845	67	(4)	149,908
U.S. agency securities	928,371	410	(308)	928,473
Corporate debt securities	326,027	399	(81)	326,345
Municipal securities	15,504	14	(4)	15,514
Total cash, cash equivalents, and marketable securities	$2,328,794	$912	$(405)	$2,329,301
December 31, 2012:
Cash	$103,536	$—	$—	$103,536
Cash equivalents:
Money market funds	148,384	—	—	148,384
Commercial paper	18,487	1	—	18,488
Marketable securities:
Commercial paper	46,352	9	—	46,361
Certificates of deposit	2,000	5	—	2,005
U.S. treasury securities	18,184	13	—	18,197
U.S. agency securities	302,991	460	(1)	303,450
Corporate debt securities	107,585	10	(78)	107,517
Municipal securities	1,612	—	(1)	1,611
Total cash, cash equivalents, and marketable securities	$749,131	$498	$(80)	$749,549

The following table presents available-for-sale investments by contractual maturity date as of December 31, 2013 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$723,319	$723,512
Due after one year through two years	802,383	802,700
Total	$1,525,702	$1,526,212

5.	Property and Equipment
The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	December 31,
	2013	2012
Computer equipment	$347,545	$199,022
Software	32,103	26,901
Capitalized website and internal-use software	80,074	40,971
Furniture and fixtures	28,786	17,087
Leasehold improvements	116,887	44,362
Total	605,395	328,343
Less accumulated depreciation and amortization	(243,654)	(141,666)
Property and equipment, net	$361,741	$186,677

6.	Goodwill and Other Intangible Assets
Goodwill
The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2011	$12,249
2012 acquisitions	102,965
Goodwill—December 31, 2012	$115,214
2013 acquisition	35,657
Goodwill—December 31, 2013	$150,871
Other Intangible Assets
The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life
December 31, 2013:
Developed technology	$37,452	$(16,340)	$21,112	2.2 years
Trade name	7,000	(2,869)	4,131	1.9 years
Patents	16,398	(1,261)	15,137	11.1 years
Customer relationships	1,200	(380)	820	3.4 years
Other intangible assets	6,705	(4,859)	1,846	2.0 years
Total	$68,755	$(25,709)	$43,046	5.4 years
December 31, 2012:
Developed technology	$30,952	$(7,676)	$23,276	3.2 years
Trade name	4,300	(836)	3,464	2.4 years
Patents	4,025	(750)	3,275	13.5 years
Customer relationships	1,200	(140)	1,060	4.4 years
Other intangible assets	6,837	(5,132)	1,705	1.6 years
Total	$47,314	$(14,534)	$32,780	4.1 years
During the year ended December 31, 2013, the Company purchased patents for $12.4 million with a weighted-average life of 10.8 years.
Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $16.4 million, $9.9 million and $3.6 million, respectively. Estimated future amortization of purchased intangible assets for future periods is as follows (in thousands):

Years Ending December 31,
2014	$14,938
2015	12,031
2016	4,924
2017	1,601
2018	1,501
Thereafter	7,635
Total	$42,630

7.	Accrued Liabilities
The following table presents the detail of accrued liabilities for the periods presented (in thousands):

	December 31,
	2013	2012
Accrued vacation and employee-related expenses	$64,757	$35,803
Accrued incentives	60,081	31,174
Accrued commissions	32,218	15,380
Accrued sales tax and value-added taxes	10,851	9,103
Other accrued expenses	15,097	12,617
Total	$183,004	$104,077

8.	Other Income (Expense), Net
The following table presents the detail of other income (expense), net, for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest income	$2,895	$1,025	$169
Net loss on foreign exchange and foreign currency derivative contracts	(1,626)	(672)	(2,965)
Net realized gain on sales of marketable securities	127	60	6
Other non-operating income (expense), net	20	(161)	(113)
Total other income (expense), net	$1,416	$252	$(2,903)

9.	Income Per Share
Basic and diluted net income per common share is presented in conformity with the two-class method required for participating securities.
Immediately prior to the consummation of the Company’s initial public offering ("IPO") of its Class A common stock in May 2011, all outstanding shares of preferred stock and common stock were converted to Class B common stock. As a result, Class A and Class B common stock are the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions.
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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2013		2012		2011
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$22,443	$4,326	$14,735	$6,874	$1,420	$10,492
Denominator:
Weighted-average common shares outstanding	95,282	18,361	71,711	33,455	9,200	67,985
Basic net income per share	$0.24	$0.24	$0.21	$0.21	$0.15	$0.15
Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$22,443	$4,326	$14,735	$6,874	$1,420	$10,492
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	4,326	—	6,874	—	10,492	—
Reallocation of undistributed earnings to Class B shares	—	713	—	902	—	364
Allocation of undistributed earnings	$26,769	$5,039	$21,609	$7,776	$11,912	$10,856
Denominator:
Number of shares used in basic calculation	95,282	18,361	71,711	33,455	9,200	67,985
Weighted-average effect of dilutive securities
Add:
Conversion of preferred stock in connection with initial public offering	—	—	—	—	—	17,133
Conversion of Class B to Class A common shares outstanding	18,361	—	33,455	—	85,118	—
Employee stock options	4,128	4,025	7,288	7,151	9,770	9,770
RSUs and other dilutive securities	1,173	—	390	$—	30	—
Number of shares used in diluted calculation	118,944	22,386	112,844	40,606	104,118	94,888
Diluted net income per share	$0.23	$0.23	$0.19	$0.19	$0.11	$0.11
The following weighted-average employee equity awards were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Employee stock options	588	28	418
RSUs	162	36	88
Total	750	64	506

10.	Commitments and Contingencies
Aggregate Future Lease Commitments
The Company leases its office facilities and data centers under operating lease agreements, the longest of which is expected to expire in 2026. The Company’s future minimum payments, which exclude operating expenses, under non-cancelable operating leases for office facilities and data centers having initial terms in excess of one year as of December 31, 2013, are as follows (in thousands):

Year Ending December 31,	Operating Leases (1)
2014	$71,126
2015	95,992
2016	96,945
2017	92,853
2018	83,161
Thereafter	525,291
Total minimum lease payments	$965,368

(1)
Subsequent to December 31, 2013, the Company leased additional space in New York, New York. The lease expires in 2026 and aggregate future minimum lease payments for this facility are approximately $25.6 million.

Legal Proceedings
The Company is subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material adverse effect on the business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, the Company's litigation costs are significant. Other regulatory matters could result in fines and penalties being assessed against the Company, and it may become subject to mandatory periodic audits, which would likely increase its regulatory compliance costs. Adverse results of litigation or regulatory matters could also result in the Company being required to change its business practices, which could negatively impact its membership and revenue growth.
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
Follow-on Offerings
In November 2011, the Company closed a follow-on offering of 10,062,500 shares of its Class A common stock, which included 2,583,755 shares of Class A common stock sold by the Company (inclusive of 1,312,500 shares of Class A common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 7,478,745 shares of Class A common stock sold by the selling stockholders. The public offering price of the shares sold in the offering was $71.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to the Company were $178.1 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $177.3 million.
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
Preferred Stock
Prior to its IPO, the Company had outstanding 17,238,579 shares designated as Series A convertible preferred stock, 17,450,991 shares designated as Series B convertible preferred stock, 4,357,644 designated as Series C redeemable convertible preferred stock and 6,599,987 designated as Series D redeemable convertible preferred stock. Each share of preferred stock was convertible into one share of common stock. Immediately prior to the completion of the Company’s IPO on May 19, 2011, all shares of outstanding preferred stock automatically converted into 45,647,201 shares of the Company’s Class B common stock. After its IPO, the Company had 100,000,000 shares of preferred stock authorized, none of which were issued and outstanding as of December 31, 2013 and 2012.
Common Stock
Following its IPO, the Company had two classes of authorized common stock outstanding; Class A common stock and Class B common stock at a maximum aggregate number authorized of 1,000,000,000 and 120,000,000, respectively. As of December 31, 2013, the Company had outstanding 103,194,534 shares of Class A common stock and 17,157,215 shares of Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions. After its IPO, the Company had an additional 1,000,000,000 shares of common stock authorized, none of which were issued and outstanding as of December 31, 2013 and 2012.
Common Stock Reserved for Future Issuance
As of December 31, 2013, the Company had reserved shares of common stock for future issuances in connection with the following:

Options outstanding	5,130,636
RSUs outstanding	4,048,089
Available for future stock option and restricted stock unit grants	8,542,023
Available for future employee stock purchase plan options	2,884,896
Total reserved for future issuance	20,605,644
Equity Incentive Plans
The Company has two equity incentive plans: the Amended and Restated 2003 Stock Incentive Plan (the “2003 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan” and together with the 2003 Plan, the "Equity Plans"). As of December 31, 2013, a total of 50,814,756 shares of common stock were reserved for the issuance of equity awards under the Equity Plans. Upon the Company's IPO in 2011, the 2003 Plan was terminated and all shares that remained available for future issuance under the 2003 Plan at the time of its termination were transferred to the 2011 Plan. No further equity awards can be granted under the 2003 Plan. As of December 31, 2013, 4,154,143 options to purchase common stock granted under the 2003 Plan remain outstanding. Any of these shares that expire, are forfeited, are repurchased by the Company or are otherwise terminated will become available under the 2011 Plan. As of December 31, 2013, the total number of shares available for future grants under the 2011 Plan is 8,542,023 shares, including shares transferred from the 2003 Plan.
Under the 2011 Plan, the Company has the ability to issue incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), stock appreciation rights, restricted stock, RSUs, performance units and/or performance shares. The ISOs and NSOs will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remainder vesting monthly thereafter. Options granted generally are exercisable up to ten years. The Company began granting RSUs in June 2011, which generally vest over a four-year period with 25% vesting at the end of one year and the remainder vesting quarterly thereafter.
Employee Stock Purchase Plan
Concurrent with the effectiveness of the Company’s registration statement on Form S-1 on May 18, 2011, the Company’s 2011 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. As of December 31, 2013, a total of 3,500,000 shares of common stock were reserved for the issuance of equity awards under the ESPP.
Employees purchased 217,743 shares of common stock at an average exercise price of $112.93 in fiscal 2013. As of December 31, 2013, approximately 2,884,896 shares remained available for future issuance.
Stock Option Activity
A summary of stock option activity for the year ended December 31, 2013 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted- Average Exercise Price
Outstanding—December 31, 2012	8,251,850	$10.50
Assumed options from acquisition	9,182	14.50
Granted	734,641	172.02
Exercised	(3,659,817)	8.97
Canceled or expired	(205,220)	15.10
Outstanding—December 31, 2013	5,130,636	$34.54	6.57	$935,583
Options vested and expected to vest as of December 31, 2013	4,951,636	$31.72	6.50	$916,869
Options vested and exercisable as of December 31, 2013	2,995,579	$10.94	5.75	$616,750

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange as of December 31, 2013 was $216.83. The total intrinsic value of options exercised was approximately $655.9 million, $553.5 million and $177.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $57.0 million, which is expected to be recognized over the next 1.86 years.
The following table summarizes information about outstanding and vested stock options as of December 31, 2013:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Numbers of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.06 - $2.00	45,240	3.76	$1.27	44,505	$1.29
$2.32	1,809,944	5.13	2.32	1,809,944	2.32
$3.00 - $6.20	525,556	6.08	5.09	385,382	4.77
$6.80 - $14.46	524,296	6.82	10.06	224,560	10.01
$14.50	5,740	8.64	14.50	962	14.50
$19.63	635,070	7.13	19.63	162,832	19.63
$20.00	8,126	4.30	20.00	3,250	20.00
$22.59	589,955	7.27	22.59	204,481	22.59
$45.00 - $161.34	306,394	7.56	69.85	91,154	53.03
$170.46 - $233.64	680,315	9.17	172.83	68,509	170.98
	5,130,636	6.57	$34.54	2,995,579	$10.94
RSU Activity
A summary of RSU activity for the year ended December 31, 2013, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested—December 31, 2012	3,239,272	$94.69
Granted	2,313,018	189.75
Released	(1,154,252)	103.51
Canceled or expired	(349,949)	117.43
Unvested—December 31, 2013	4,048,089	$144.53
As of December 31, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $450.1 million, which is expected to be recognized over the next 2.93 years.
Restricted Stock
In connection with Pulse, Slideshare and other acquisitions, the Company issued restricted stock. As of December 31, 2013, the total unrecognized compensation cost related to restricted stock was approximately $39.7 million, which is expected to be recognized over the next 2.42 years.
Stock-Based Compensation Expense
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate, and expected dividends. The Company also estimates forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. The Company uses the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility for stock options is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The Company will continue to use the simplified method until it has sufficient historical exercise data to estimate the expected life of the options. The volatility for ESPP is based on the historical volatility of the Company's common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an expected dividend yield of zero as it does not anticipate paying any dividends in the foreseeable future. Expected forfeitures are based on the Company’s historical experience.
The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented, excluding assumed acquisition-related stock options:

	Year Ended December 31,
	2013	2012	2011
Volatility	54%	54%	55%
Expected dividend yield	—	—	—
Risk-free rate	1.15%	0.95%	2.58%
Expected term (in years)	6.27	6.08	6.07

The weighted-average grant date fair value of options granted, excluding assumed acquisition-related stock options was $89.13, $51.76 and $13.28 for the years ended December 31, 2013, 2012 and 2011, respectively. The weighted-average grant date fair value of assumed acquisition-related stock options during the year ended December 31, 2013 was $166.08.
The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP during the periods presented:

	Year Ended December 31,
	2013	2012	2011
Volatility	42%	48%	75%
Expected dividend yield	—	—	—
Risk-free rate	0.10%	0.14%	0.06%
Expected term (in years)	0.50	0.50	0.50
The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$15,600	$6,416	$1,678
Sales and marketing	36,187	17,726	8,074
Product development	98,861	46,026	13,625
General and administrative	43,267	16,151	6,391
Total stock-based compensation	193,915	86,319	29,768
Tax benefit from stock-based compensation	(52,559)	(20,395)	(4,679)
Total stock-based compensation, net of tax effect	$141,356	$65,924	$25,089
During the years ended December 31, 2013, 2012 and 2011, the Company capitalized $9.2 million, $3.4 million and $0.5 million, respectively, of stock-based compensation as website development costs. Management modified or accelerated the vesting terms for certain employee options, which resulted in an additional $1.3 million, $3.0 million and $1.4 million of stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively.

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
The following table presents domestic and foreign components of income before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$145,421	$110,535	$28,945
Foreign	(96,193)	(53,421)	(6,003)
Total	$49,228	$57,114	$22,942
The following table presents the components of the provision for income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$35,754	$30,919	$11
State	5,513	3,452	204
Foreign	10,358	4,390	1,307
Total current	51,625	38,761	1,522
Deferred:
Federal	(25,469)	(395)	8,258
State	(2,579)	(2,629)	726
Foreign	(1,118)	(233)	524
Total deferred	(29,166)	(3,257)	9,508
Total provision	$22,459	$35,504	$11,030
The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2013	2012	2011
U.S. federal taxes at statutory rate	35%	35%	35%
State income taxes, net of federal benefit	4	2	(12)
Foreign rate differential	36	12	11
Permanent differences	1	1	4
Stock-based compensation	5	3	11
Change in valuation allowance	—	(2)	17
Research and development credits	(56)	—	(21)
Transaction-related expenses	23	11	1
Other	(2)	—	2
Total	46%	62%	48%
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (the "2012 Act"). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Act extends the research credit for two years to December 31, 2013. The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011. As a result of the retroactive extension, the Company recognized a tax benefit of $15.5 million in the twelve months ended December 31, 2013 for qualifying amounts incurred in 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Accruals and reserves	$34,801	$19,531
Net operating loss carryforwards	2,129	1,707
Tax credit carryforwards	23,917	12,405
Stock-based compensation	22,030	12,107
Other	1,298	1,407
Total deferred tax assets	84,175	47,157
Less valuation allowance	(27,302)	(15,201)
Net deferred tax assets	56,873	31,956
Deferred tax liability:
Prepaid expenses	(3,485)	(1,974)
Intangible assets	(4,905)	(7,518)
Depreciation	(30,444)	(38,206)
Other	(677)	(282)
Total deferred tax liabilities	(39,511)	(47,980)
Total net deferred tax assets (liabilities)	$17,362	$(16,024)
Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past in certain jurisdictions, the Company believes that it is more likely than not that California and certain international deferred tax assets will not be realized as of December 31, 2013. Accordingly, the Company has recorded a valuation allowance on such deferred tax assets. The valuation allowance increased by $12.1 million and $8.8 million during the year ended December 31, 2013 and 2012, respectively. There are no material decreases in valuation allowance in other jurisdictions and the increase in valuation allowance for 2013 is primarily related to California research and development credits.
Pursuant to authoritative guidance, the benefit of stock options will only be recorded to stockholders’ equity when cash taxes payable is reduced. As of December 31, 2013, the portion of net operating loss carryforwards and credit carryforwards related to stock options is approximately $366.3 million tax-effected. This amount will be credited to stockholders' equity when it is realized on the tax return.
As of December 31, 2013, the Company had net operating loss carryforwards for federal income tax return purposes of approximately $870.4 million, which expire at various dates beginning in the year 2023, if not utilized. The Company had net operating loss carryforwards of approximately $551.8 million for California income tax return purposes and approximately $571.9 million for other state income tax return purposes which expire at various dates beginning in the year 2013, if not utilized.
As of December 31, 2013, the Company had research and development credit carryforwards for federal income tax return purposes of approximately $57.0 million, which expire at various dates beginning in the year 2023, if not utilized. The Company had research and development credit carryforwards for state income tax return purposes of approximately $48.3 million, which can be carried forward indefinitely.
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

As of December 31, 2013, the Company had approximately $43.7 million in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Unrecognized tax benefits balance at January 1	$19,344	$10,657
Gross increase for tax positions of prior years	9,482	1,538
Gross increase for tax positions of current year	14,909	7,149
Gross unrecognized tax benefits at December 31	$43,735	$19,344
If the $43.7 million of unrecognized tax benefits as of December 31, 2013 is recognized, approximately $25.3 million would decrease the effective tax rate in the period in which each of the benefits is recognized. If the $19.3 million of unrecognized tax benefits as of December 31, 2012 is recognized, approximately $8.3 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and 2012, penalties and interest were immaterial.
The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. states and foreign jurisdictions. The tax years 2003 to 2011 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The Company is currently under audit by the Internal Revenue Service (“IRS”) for the 2010 and 2011 tax years. The Company is subject to the continuous examination of income tax returns by various tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations and does not anticipate a significant impact to the gross unrecognized tax benefits within the next 12 months related to these years.
The Company attributes net revenue and costs and expenses to domestic and foreign components based on the terms of its agreements with its subsidiaries. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are to be reinvested offshore indefinitely. The income tax liability would be insignificant if these earnings were to be repatriated.

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
Revenue by geography is generally based on the shipping address of the customer. The following tables present the Company’s revenue by product line, as well as revenue and long-lived assets by geographic region for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net revenue by product:
Talent Solutions	$859,674	$523,582	$260,885
Marketing Solutions	362,360	258,278	155,848
Premium Subscriptions	306,511	190,449	105,456
Total	$1,528,545	$972,309	$522,189

	Year Ended December 31,
	2013	2012	2011
Revenue by geographic region:
United States	$942,122	$619,485	$353,834
Other Americas (1)	109,672	66,099	28,800
Total Americas	1,051,794	685,584	382,634
EMEA (2)	358,244	217,342	109,995
APAC (3)	118,507	69,383	29,560
Total	$1,528,545	$972,309	$522,189

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)
No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.
Long-Lived Assets

	December 31,
	2013	2012	2011
United States	$328,384	$172,278	$105,336
Other Americas	3,836	1,071	807
Total Americas	332,220	173,349	106,143
EMEA	13,918	6,714	5,090
APAC	15,603	6,614	3,617
Total	$361,741	$186,677	$114,850

14.	Subsequent Events
In January 2014, the Company leased additional space in New York, New York. The lease expires in 2026 and aggregate future minimum lease payments for this facility are approximately $25.6 million.

 In February 2014, the Company entered into a definitive agreement to acquire Bright Media Corporation (“Bright”), a job search site that allows users to search for jobs, find connections at companies, and locate job openings that best fit their experience. The transaction was valued at approximately $120.0 million as of the execution of the definitive agreement. Approximately 73% of the consideration is expected to be issued as equity consideration, and the remaining 27% is expected to be issued as cash consideration. The final number of shares of the Company's Class A common stock and the final amount of cash to be issued in connection with the acquisition is subject to adjustment based on (i) purchase price adjustment provisions, (ii) continuing service obligations to the Company of certain stockholders of Bright, (iii) indemnification obligations of Bright stockholders after the closing of the acquisition, and (iv) certain elections made by the stockholders of Bright. For accounting purposes, the equity consideration will be valued based on the closing price of the Company’s Class A common stock as reported by the NYSE on the closing of the acquisition, and is therefore subject to change. The transaction is expected to close in the first quarter of 2014.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Deloitte & Touche, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of LinkedIn's internal control over financial reporting as of December 31, 2013.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2013, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, LinkedIn's internal control over financial reporting.
Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions made by management about the likelihood of future events.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LinkedIn Corporation
Mountain View, California

We have audited the internal control over financial reporting of LinkedIn Corporation and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and our report dated February 13, 2014, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 13, 2014

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2014 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated in this report by reference.

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

LINKEDIN CORPORATION

Dated: February 13, 2014	By:	/S/ JEFFREY WEINER
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

Signature	Title	Date
/s/ JEFFREY WEINER	Chief Executive Officer and Director (principal executive officer)	February 13, 2014
Jeffrey Weiner

/s/ STEVEN SORDELLO	Senior Vice President and Chief Financial Officer (principal financial officer)	February 13, 2014
Steven Sordello

/s/ SUSAN TAYLOR	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	February 13, 2014
Susan Taylor

/s/ A. GEORGE “SKIP” BATTLE	Director	February 13, 2014
A. George “Skip” Battle

/s/ REID HOFFMAN	Chair of the Board of Directors	February 13, 2014
Reid Hoffman

/s/ LESLIE KILGORE	Director	February 13, 2014
Leslie Kilgore

/s/ STANLEY MERESMAN	Director	February 13, 2014
Stanley Meresman

/s/ MICHAEL MORITZ	Director	February 13, 2014
Michael Moritz

/s/ DAVID SZE	Director	February 13, 2014
David Sze

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
3.1	Form of Amended and Restated Certificate of Incorporation of LinkedIn Corporation.	S-1	333-171903	3.2	March 11, 2011
3.2	Form of Amended and Restated Bylaws of LinkedIn Corporation.	S-1	333-171903	3.4	March 11, 2011
4.1	Form of LinkedIn Corporation’s Class A Common Stock Certificate.	S-1	333-171903	4.1	May 9, 2011
4.2	Form of LinkedIn Corporation’s Class B Common Stock Certificate.	S-1	333-171903	4.2	May 9, 2011
4.3	Third Amended and Restated Investors’ Rights Agreement, by and among LinkedIn Corporation and the investors listed on Exhibit A thereto, dated June 13, 2008.	S-1	333-171903	4.2	January 27, 2011
10.1+	Amended and Restated 2003 Stock Incentive Plan and Form of Stock Option Agreement.	S-1	333-171903	10.1	January 27, 2011
10.2+	2011 Equity Incentive Plan and Form of Stock Option Agreement under 2011 Equity Incentive Plan.	S-1	333-171903	10.2	May 4, 2011
10.3+	Form of Indemnification Agreement by and between LinkedIn Corporation and each of its directors and executive officers.	S-1	333-171903	10.3	March 11, 2011
10.4+	Offer Letter, between LinkedIn Corporation and Jeffrey Weiner, dated September 9, 2009, effective June 24, 2009, as amended.	S-1	333-171903	10.4	January 27, 2011
10.5+	Offer Letter, between LinkedIn Corporation and Steven Sordello, dated June 14, 2007.	S-1	333-171903	10.5	January 27, 2011
10.6+	Offer Letter, between LinkedIn Corporation and Dipchand Nishar, dated November 17, 2008.	S-1	333-171903	10.7	January 27, 2011
10.7	Membership Units Purchase Agreement by and between LinkedIn Corporation and Reid Hoffman, dated June 13, 2008.	S-1	333-171903	10.1	January 27, 2011
10.8	Master Services Agreement by and between LinkedIn Corporation and Equinix Operating Co., Inc., dated February 27, 2008.	S-1	333-171903	10.1	January 27, 2011
10.9A†	Amendment No. 1 to the Master Services Agreement by and between LinkedIn Corporation and Equinix Operating Co., Inc., dated June 1, 2010.	S-1	333-171903	10.13A	April 4, 2011
10.10	Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated March 20, 2007.	S-1	333-171903	10.14	January 27, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
10.11A	First Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated September 24, 2007.	S-1	333-171903	10.14A	January 27, 2011
10.11B	Second Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated June 25, 2008.	S-1	333-171903	10.14B	January 27, 2011
10.11C	Third Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated December 18, 2009.	S-1	333-171903	10.14C	January 27, 2011
10.11D	Fourth Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated March 3, 2010.	S-1	333-171903	10.14D	January 27, 2011
10.11E	Fifth Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated December 17, 2010.	S-1	333-171903	10.14E	January 27, 2011
10.11F	Sixth Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated October 25, 2011.	8-K	001-35168	10.1	October 28, 2011
10.12	Sublease by and between LinkedIn Corporation and Omnicell, Inc., dated January 4, 2011.	S-1	333-171903	10.15	January 27, 2011
10.13	Sublease by and between LinkedIn Corporation and Actel Corporation, dated February 18, 2010.	S-1	333-171903	10.16	January 27, 2011
10.14+	2011 Employee Stock Purchase Plan.	S-1	333-171903	10.17	May 4, 2011
10.15+	Form of Supplement to Offer Letter by and between LinkedIn Corporation and certain named executive officers.	S-1	333-171903	10.2	May 4, 2011
10.16	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-Q	001-35168	10.10	August 9, 2011
10.17+†	2013 Executive Bonus Compensation Plan.	10-Q	001-35168	10.10	May 2, 2013
10.18	Lease by and among LinkedIn Corporation and Sequoia M&M LLC, Sequoia M&P LLC, and Sequoia Del Rey, LLC (collectively, the “Landlord”), dated August 22, 2012.	10-Q	001-35168	10.10	November 1, 2012
10.18A	First Amendment to Lease Agreement by and between LinkedIn Corporation and the Landlord, dated December 13, 2013. The Lease, as amended, has been assigned by Landlord to Kilroy Realty Corporation.	8-K	001-35168	10.10	December 18, 2012
10.19+	Form of Change of Control Agreement between LinkedIn Corporation and certain named executive officers.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
21.1	List of subsidiaries.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (see the signature page to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

+	Indicates a management contract or compensatory plan.

†	Portions of have been granted confidential treatment by the SEC.