Form 10-Q
period 2014-03-31
LINKEDIN CORP
filed 2014-05-01
CIK 1271024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2014, there were 105,286,911 shares of the Registrant’s Class A common stock outstanding and 16,472,405 shares of the Registrant’s Class B common stock outstanding.

LINKEDIN CORPORATION
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
LINKEDIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$508,850	$803,089
Marketable securities	1,797,373	1,526,212
Accounts receivable (net of allowance for doubtful accounts of $6,581 and $6,138 at March 31, 2014 and December 31, 2013, respectively)	328,661	302,168
Deferred commissions	46,575	47,496
Prepaid expenses	47,513	32,114
Other current assets	50,933	44,391
Total current assets	2,779,905	2,755,470
Property and equipment, net	406,543	361,741
Goodwill	228,893	150,871
Intangible assets, net	101,597	43,046
Other assets	44,931	41,665
TOTAL ASSETS	$3,561,869	$3,352,793
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,711	$66,744
Accrued liabilities	142,141	183,004
Deferred revenue	479,576	392,243
Total current liabilities	701,428	641,991
DEFERRED TAX LIABILITIES	23,900	14,879
OTHER LONG TERM LIABILITIES	70,226	61,529
Total liabilities	795,554	718,399
COMMITMENTS AND CONTINGENCIES (Note 10)
REDEEMABLE NONCONTROLLING INTEREST	5,126	5,000
STOCKHOLDERS’ EQUITY (Note 11):
Class A and Class B common stock	12	12
Additional paid-in capital	2,718,321	2,573,449
Accumulated other comprehensive income	682	314
Accumulated earnings	42,174	55,619
Total stockholders’ equity	2,761,189	2,629,394
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY	$3,561,869	$3,352,793
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenue	$473,193	$324,705
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	62,455	42,384
Sales and marketing	166,522	109,417
Product development	120,622	80,672
General and administrative	74,618	42,784
Depreciation and amortization	49,740	25,806
Total costs and expenses	473,957	301,063
Income (loss) from operations	(764)	23,642
Other income (expense), net	1,026	(308)
Income before income taxes	262	23,334
Provision for income taxes	13,581	718
Net income (loss)	(13,319)	22,616
Accretion of redeemable noncontrolling interest	(126)	—
Net income (loss) attributable to common stockholders	$(13,445)	$22,616

Net income (loss) per share attributable to common stockholders:
Basic	$(0.11)	$0.21
Diluted	$(0.11)	$0.20
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	120,967	109,445
Diluted	120,967	115,398
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(13,319)	$22,616
Other comprehensive income:
Change in unrealized gains on investments, net of tax	358	19
Less: reclassification adjustment for net investment (gains) losses included in net income (loss), net of tax	10	(18)
Total other comprehensive income	368	1
Comprehensive income (loss)	(12,951)	22,617
Accretion of redeemable noncontrolling interest	(126)	—
Comprehensive income (loss) attributable to common stockholders	$(13,077)	$22,617
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(13,319)	$22,616
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,740	25,806
Provision for doubtful accounts and sales returns	1,207	1,314
Stock-based compensation	67,769	33,939
Excess income tax benefit from stock-based compensation	(15,982)	(12,556)
Changes in operating assets and liabilities:
Accounts receivable	(26,764)	(8,849)
Deferred commissions	1,116	(642)
Prepaid expenses and other assets	(11,742)	(9,398)
Accounts payable and other liabilities	(18,428)	(3,498)
Income taxes, net	7,928	(4,248)
Deferred revenue	87,333	59,345
Net cash provided by operating activities	128,858	103,829
INVESTING ACTIVITIES:
Purchases of property and equipment	(88,871)	(44,283)
Purchases of investments	(737,739)	(158,210)
Sales of investments	72,239	59,031
Maturities of investments	393,044	11,230
Payments for intangible assets and acquisitions, net of cash acquired	(85,061)	(226)
Changes in deposits and restricted cash	(1,404)	(55)
Net cash used in investing activities	(447,792)	(132,513)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock from employee stock options	8,147	12,057
Excess income tax benefit from stock-based compensation	15,982	12,556
Other financing activities	(7)	16
Net cash provided by financing activities	24,122	24,629
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	573	(1,414)
CHANGE IN CASH AND CASH EQUIVALENTS	(294,239)	(5,469)
CASH AND CASH EQUIVALENTS—Beginning of period	803,089	270,408
CASH AND CASH EQUIVALENTS—End of period	$508,850	$264,939
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$21,242	$28,071
Issuance of Class A common stock and stock options for business combinations	$50,168	$—
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business and Basis of Presentation
LinkedIn Corporation and its subsidiaries, (the “Company”), a Delaware corporation, was incorporated on March 6, 2003. The Company operates an online professional network on the Internet through which the Company’s members are able to create, manage and share their professional identities online, build and engage with their professional networks, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. The Company is the world’s largest professional network on the Internet and believes it is the most extensive, accurate and accessible network focused on professionals.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 13, 2014.
The condensed consolidated balance sheet as of December 31, 2013, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2014 or any future period.

Principles of Consolidation
The condensed consolidated financial statements include the Company, its wholly-owned subsidiaries, and variable interest entities in which LinkedIn is the primary beneficiary in accordance with the consolidation accounting guidance. All intercompany balances and transactions have been eliminated.
Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported outside of permanent equity equal to its redemption value.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2014 and December 31, 2013, are summarized as follows (in thousands):

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$188,796	$—	$—	$188,796	$242,712	$—	$—	$242,712
Commercial paper	—	33,547	—	33,547	—	15,698	—	15,698
U.S. treasury securities	60,373	—	—	60,373	318,495	—	—	318,495
U.S. agency securities	—	—	—	—	—	50,000	—	50,000
Repurchase agreements	—	16,500	—	16,500	—	1,400	—	1,400
Marketable securities:
Commercial paper	—	51,004	—	51,004	—	85,947	—	85,947
Certificates of deposit	—	18,032	—	18,032	—	20,025	—	20,025
U.S. treasury securities	624,451	—	—	624,451	149,908	—	—	149,908
U.S. agency securities	—	702,566	—	702,566	—	928,473	—	928,473
Corporate debt securities	—	385,854	—	385,854	—	326,345	—	326,345
Municipal securities	—	15,466	—	15,466	—	15,514	—	15,514
Other current assets:
Foreign currency derivative contracts	—	343	—	343	—	453	—	453
Total assets	$873,620	$1,223,312	$—	$2,096,932	$711,115	$1,443,855	$—	$2,154,970
Liabilities:
Accrued liabilities:								—
Foreign currency derivative contracts	$—	$1,161	$—	$1,161	$—	$1,129	$—	$1,129
Total liabilities	$—	$1,161	$—	$1,161	$—	$1,129	$—	$1,129

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

As of March 31, 2014 and December 31, 2013, the Company had outstanding foreign currency derivative contracts with a total notional amount of $149.2 million and $94.8 million, respectively.

3.	Acquisitions
Bright
On February 28, 2014, LinkedIn completed its acquisition of Bright Media Corporation ("Bright"), a San Francisco, California-based privately held online job board with candidate matching capabilities. LinkedIn's purchase price of $101.8 million for all the outstanding shares of capital stock of Bright consisted of $51.6 million in cash and 241,875 shares of LinkedIn Class A common stock. LinkedIn also issued 11,702 stock options related to assumed Bright equity awards. The fair value of the earned portion of assumed stock options of $0.8 million is included in the purchase price, with the remaining fair value of $1.4 million representing post-acquisition compensation expense that will be recognized over the requisite service period of approximately three years from the date of acquisition. The total consideration in connection with the acquisition is subject to adjustment based on (i) purchase price adjustment provisions and (ii) indemnification obligations of Bright stockholders after the closing of the acquisition.
The acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The purchase price allocation is pending the finalization of deferred tax calculations and residual goodwill. Bright's results of operations have been included in the condensed consolidated financial statements from the date of acquisition. To retain the services of certain former Bright employees, LinkedIn offered $2.6 million in cash and 55,186 shares of non-vested Class A common stock with a total fair value of $11.3 million that will be earned over three years from the date of acquisition. As the cash and equity awards are subject to post-acquisition employment, the Company is accounting for them as post-acquisition compensation expense.

The following table presents the purchase price allocation initially recorded in the Company's condensed consolidated balance sheets on the acquisition date (in thousands):

Total
Net tangible assets	$900
Goodwill (1)	75,022
Identified developed technology (2)	32,200
Net deferred tax liability	(6,315)
Total purchase price (3)	$101,807
 _______________________

(1)
The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in this transaction is primarily attributable to expected operational synergies, the assembled workforce, and the future development initiatives of the assembled workforce. None of the goodwill is expected to be deductible for tax purposes.

(2)	The identified developed technology has an estimated useful life of 3.0 years, which will be amortized on a straight-line basis.

(3)	Subject to adjustment based on (i) purchase price adjustment provisions and (ii) indemnification obligations of the acquired company stockholders.

Supplemental information on an unaudited pro forma basis, as if the Bright acquisition had been consummated on January 1, 2013, is presented as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Revenue	$474,316	$326,504
Net income (loss) per share attributable to common stockholders	(17,263)	19,013
Net income (loss) per share attributable to common stockholders - diluted	$(0.14)	$0.14

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not necessarily indicative of the Company's consolidated results of operations in future periods or the results that actually would have been realized had it been a combined company during the periods presented. The pro forma results include adjustments primarily related to amortization of developed technology, severance and benefit arrangements in connection with the acquisition, and stock-based compensation expenses for assumed unearned stock options and restricted stock units ("RSUs").

Other acquisition

The Company completed one other acquisition for total cash consideration of $4.0 million, which resulted in goodwill of $3.0 million and developed technology of $1.0 million. The developed technology has an estimated useful life of 2.0 years, which will be amortized on a straight-line basis.

4.	Cash and Investments
The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
March 31, 2014:
Cash	$209,634	$—	$—	$209,634
Cash equivalents:
Money market funds	188,796	—	—	188,796
Commercial paper	33,543	4	—	33,547
U.S. treasury securities	60,372	1	—	60,373
Repurchase agreements	16,500	—	—	16,500
Marketable securities:
Commercial paper	50,972	32	—	51,004
Certificates of deposit	18,025	7	—	18,032
U.S. treasury securities	624,291	160	—	624,451
U.S. agency securities	702,053	563	(50)	702,566
Corporate debt securities	385,506	438	(90)	385,854
Municipal securities	15,449	18	(1)	15,466
Total cash, cash equivalents, and marketable securities	$2,305,141	$1,223	$(141)	$2,306,223
December 31, 2013:
Cash	$174,784	$—	$—	$174,784
Cash equivalents:
Money market funds	242,712	—	—	242,712
Commercial paper	15,696	2	—	15,698
U.S. treasury securities	318,500	—	(5)	318,495
U.S. agency securities	50,000	—	—	50,000
Repurchase agreements	1,400	—	—	1,400
Marketable securities:
Commercial paper	85,930	18	(1)	85,947
Certificates of deposit	20,025	2	(2)	20,025
U.S. treasury securities	149,845	67	(4)	149,908
U.S. agency securities	928,371	410	(308)	928,473
Corporate debt securities	326,027	399	(81)	326,345
Municipal securities	15,504	14	(4)	15,514
Total cash, cash equivalents, and marketable securities	$2,328,794	$912	$(405)	$2,329,301

The following table presents available-for-sale investments by contractual maturity date (in thousands) as of March 31, 2014:

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$1,047,066	$1,047,400
Due after one year through two years	749,230	749,973
Total	$1,796,296	$1,797,373

5.	Property and Equipment
The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	March 31, 2014	December 31, 2013
Computer equipment	$379,455	$347,545
Software	42,099	32,103
Capitalized website and internal-use software	91,845	80,074
Furniture and fixtures	37,342	28,786
Leasehold improvements	137,709	116,887
Total	688,450	605,395
Less accumulated depreciation	(281,907)	(243,654)
Property and equipment, net	$406,543	$361,741

6.	Goodwill and Other Intangible Assets

Goodwill
Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2013	$150,871
2014 acquisitions	78,022
Goodwill—March 31, 2014	$228,893

Other Intangible Assets
The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life
March 31, 2014:
Developed technology	$70,652	$(19,932)	$50,720	2.5 years
Trade name	7,000	(3,453)	3,547	1.7 years
Patents	46,556	(1,635)	44,921	11.0 years
Customer relationships	1,200	(440)	760	3.2 years
Other intangible assets	6,711	(5,062)	1,649	1.8 years
Total	$132,119	$(30,522)	$101,597	6.2 years
December 31, 2013:
Developed technology	$37,452	$(16,340)	$21,112	2.2 years
Trade name	7,000	(2,869)	4,131	1.9 years
Patents	16,398	(1,261)	15,137	11.1 years
Customer relationships	1,200	(380)	820	3.4 years
Other intangible assets	6,705	(4,859)	1,846	2.0 years
Total	$68,755	$(25,709)	$43,046	5.4 years

Amortization expense was $4.8 million and $2.8 million for the three months ended March 31, 2014 and 2013, respectively. Estimated amortization expense of purchased intangible assets for future periods as of March 31, 2014 is as follows (in thousands):

Year Ending December 31,	Amortization expense
Remainder of 2014	$21,594
2015	25,997
2016	18,441
2017	6,131
2018	4,242
Thereafter	24,771
Total	$101,176

7.	Accrued Liabilities
The following table presents the detail of accrued liabilities for the periods presented (in thousands):

	March 31, 2014	December 31, 2013
Accrued vacation and employee-related expenses	$77,671	$64,757
Accrued incentives	19,528	60,081
Accrued commissions	12,051	32,218
Accrued sales tax and value-added taxes	9,345	10,851
Other accrued expenses	23,546	15,097
Total	$142,141	$183,004

8.	Other Income (Expense), Net
The following table presents the detail of other income (expense), net, for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest income	$1,005	$470
Net gain (loss) on foreign exchange and foreign currency derivative contracts	25	(933)
Net realized gain on sales of marketable securities	14	3
Other non-operating income (expense), net	(18)	152
Total other income (expense), net	$1,026	$(308)

9.	Income (Loss) Per Share
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
Basic net income (loss) per share attributable to common stockholders is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, and to a lesser extent, shares issuable upon the release of RSUs and purchases related to the 2011 Employee Stock Purchase Plan. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income (loss) per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.
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

The following table presents the calculation of basic and diluted net income (loss) per share per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2014		2013
	Class A	Class B	Class A	Class B
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$(11,570)	$(1,875)	$18,614	$4,002
Denominator:
Weighted-average common shares outstanding	104,100	16,867	90,077	19,368
Basic net income (loss) per share attributable to common stockholders	$(0.11)	$(0.11)	$0.21	$0.21
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$(11,570)	$(1,875)	$18,614	$4,002
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(1,875)	—	4,002	—
Reallocation of undistributed earnings to Class B shares	—	—	—	738
Allocation of undistributed earnings	$(13,445)	$(1,875)	$22,616	$4,740
Denominator:
Number of shares used in basic calculation	104,100	16,867	90,077	19,368
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	16,867	—	19,368	—
Employee stock options	—	—	4,995	4,818
RSUs and other dilutive securities	—	—	958	—
Number of shares used in diluted calculation	120,967	16,867	115,398	24,186
Diluted net income (loss) per share attributable to common stockholders	$(0.11)	$(0.11)	$0.20	$0.20

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Employee stock options	3,671	257
RSUs	1,204	451
Total	4,875	708

10.	Commitments and Contingencies
Aggregate Future Lease Commitments
The Company leases its office facilities and data centers under operating lease agreements, the longest of which is expected to expire in 2026. The Company’s future minimum payments, which exclude operating expenses, under non-cancelable operating leases for office facilities and data centers having initial terms in excess of one year as of March 31, 2014 are as follows (in thousands):

Year Ending December 31,	Operating Leases (1)
Remainder of 2014	$60,622
2015	105,981
2016	106,416
2017	96,263
2018	86,406
Thereafter	542,384
Total minimum lease payments	$998,072
 __________________

(1)
Subsequent to March 31, 2014, the Company leased additional office space to be developed in San Francisco, California. The Company estimates the aggregate future minimum lease payments of approximately $336.3 million will begin in early 2016. The lease is expected to expire in 2027.

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
Common Stock
As of March 31, 2014, the Company had 105,044,670 shares and 16,613,979 shares of Class A common stock and Class B common stock outstanding, respectively. As of December 31, 2013, the Company had 103,194,534 and 17,157,215 shares of Class A common stock and Class B common stock outstanding, respectively.

Stock Option Activity
A summary of stock option activity for the three months ended March 31, 2014 is as follows:

	Stock Option Activity		Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted-Average Exercise Price
Outstanding—December 31, 2013	5,130,636	$34.54
Assumed options from acquisition	11,702	12.11
Granted	265,761	203.70
Exercised	(669,189)	12.17
Canceled or expired	(40,012)	37.44
Outstanding—March 31, 2014	4,698,898	$47.22	6.58	$653,112
Options vested and expected to vest as of March 31, 2014	4,517,093	$43.30	6.50	$644,798
Options vested and exercisable as of March 31, 2014	2,781,058	$14.56	5.64	$473,961
Aggregate intrinsic value represents the difference between the Company's closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange (“NYSE”) as of March 31, 2014 was $184.94. The total intrinsic value of options exercised was approximately $128.1 million and $182.3 million for the three months ended March 31, 2014 and 2013, respectively.
RSU Activity
A summary of RSU activity for the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested—December 31, 2013	4,048,089	$144.53
Granted	1,075,250	202.07
Released	(341,658)	121.83
Canceled or expired	(111,755)	126.67
Unvested—March 31, 2014	4,669,926	$159.86

Stock-Based Compensation
Beginning in the first quarter of 2014, the Company transitioned from using the simplified method for calculating the expected term of options as described in the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment, because it now believes there is sufficient historical information to derive a reasonable estimate. The calculation considers a combination of historical and estimated future exercise behavior.
The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented, excluding assumed acquisition-related stock options:

	Three Months Ended March 31,
	2014	2013
Volatility	46%	54%
Expected dividend yield	—	—
Risk-free rate	1.12%	1.13%
Expected term (in years)	4.00	6.28
The weighted-average grant date fair value of options granted, excluding assumed acquisition-related stock options was $75.15 and $88.16 per share for the three months ended March 31, 2014 and 2013, respectively. The weighted-average grant date fair value of assumed acquisition-related stock options granted was $192.20 per share for the three months ended March 31, 2014. There were no assumed acquisition-related stock options granted for the three months ended March 31, 2013.
The following table presents the amount of stock-based compensation related to stock-based awards to employees and nonemployees on the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$5,836	$2,806
Sales and marketing	12,181	6,861
Product development	33,126	17,638
General and administrative	16,626	6,634
Total stock-based compensation	67,769	33,939
Tax benefit from stock-based compensation	(18,778)	(9,289)
Total stock-based compensation, net of tax effect	$48,991	$24,650

The Company capitalized $2.7 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively, of stock-based compensation as website development costs.

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
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (the "2012 Act"). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Act extends the research credit for two years to December 31, 2013. As a result of the retroactive extension, the Company recognized a tax benefit of $14.0 million in the three months ended March 31, 2013 for qualifying amounts incurred in 2012. However, the federal research credit has not been extended for new research activities incurred after December 31, 2013 and as such, the Company will not have a similar tax benefit in fiscal 2014.

The Company recorded income tax expense of $13.6 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. The tax provision increased in the three months ended March 31, 2014 compared to the same period last year primarily due to the expiration of the research tax credit for activities incurred after December 31, 2013, foreign tax losses which derive no benefit, acquisition costs, and non-deductible stock-based compensation. The Company's foreign losses increased during the three months ended March 31, 2014 compared to the same period last year primarily due to international research and development expenses, which had a higher growth rate than international revenues. International research and development expenses include costs charged by LinkedIn Corporation.

13.	Information About Revenue and Geographic Areas
Revenue by geography is generally based on the shipping address of the customer. The following tables present the Company’s revenue by product line and geographic region for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Net revenue by product:
Talent Solutions	$275,875	$184,284
Marketing Solutions	101,783	74,796
Premium Subscriptions	95,535	65,625
Total	$473,193	$324,705

	Three Months Ended March 31,
	2014	2013
Net revenue by geographic region:
United States	$284,878	$201,403
Other Americas (1)	31,904	24,176
Total Americas	316,782	225,579
EMEA(2)	117,871	75,157
APAC (3)	38,540	23,969
Total	$473,193	$324,705
 __________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)
No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.

14.	Subsequent Events

In April 2014, the Company leased additional office space to be developed in San Francisco, California. The Company estimates the aggregate future minimum lease payments of approximately $336.3 million will begin in early 2016. The lease is expected to expire in 2027.

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
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 13, 2014.

Overview
We are the world’s largest professional network on the Internet and currently have more than 300 million members in over 200 countries and territories. Through our proprietary platform, members are able to create, manage and share their professional identity online, build and engage with their professional network, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. We believe we are the most extensive, accurate and accessible network focused on professionals.
In the three months ended March 31, 2014, we achieved significant growth as compared to the same period in 2013 as our network of registered members and member engagement continues to increase and we continue to benefit from expanded product offerings and international expansion. Our net revenue was $473.2 million for the three months ended March 31, 2014 which represented an increase of 46% compared to the same period in 2013. Our future growth will depend, in part, on our ability to continue to increase our member base and member engagement on both mobile and desktop devices, as well as continuing to expand our product offerings and international expansion, which we believe will result in increased sales of our Talent Solutions, Marketing Solutions and Premium Subscriptions to new and existing customers. As our net revenue increases, we expect our growth rate related to net revenue will decrease over time. Also, we believe the rate at which we are able to increase our member base and member engagement, as measured by our key metrics, will decelerate over time because of the large scale of our network, and that this may impact portions of our business.
In 2014, our philosophy is to continue to invest for long-term growth and we expect to continue to invest heavily in the following:

•
Talent. We expect to increase our workforce, which will result in an increase in headcount-related expenses, including stock-based compensation expense. As of March 31, 2014, we had 5,416 employees, which represented an increase of 43% compared to the same period last year.

•
Technology. We expect to continue to make significant capital expenditures to upgrade our technology and network infrastructure to improve the ability of our website to handle expected increases in usage, to enable the release of new features and solutions, and to scale for future growth.

•
Product. We expect to continue to invest heavily in our product development efforts, specifically around mobile, to enable our members and customers to derive more value from our platform. Mobile continues to be the fastest growing channel for member engagement, growing nearly three times the rate of our internally measured unique visiting members, which we internally track and define as the monthly average number of members who have visited LinkedIn.com on either mobile or desktop environments at least once during a month. Mobile unique visiting members represent 43% of unique visiting members in the three months ended March 31, 2014.

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

•
Number of Registered Members. We define the number of registered members in our network as the number of individual users who have created a member profile on LinkedIn.com as of the date of measurement. We believe the number of registered members is a key indicator of the growth of our network and our ability to receive the benefits of the network effects resulting from such growth. Growth in our member base depends, in part, on our ability to successfully develop and market our solutions to professionals who have not yet become members of our network. Member growth will also be contingent on our ability to translate our offerings into additional languages, create more localized products in certain key markets, and more broadly expand our member base internationally.

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
The following table presents the number of registered members as of the periods presented by geographic region (certain items may not total due to rounding):

	March 31,
	2014		2013		% Change
	(in thousands)
Members by geographic region:
United States	99,449	34%	78,021	36%	27%
Other Americas (1)	51,016	17%	36,299	17%	41%
Total Americas	150,465	51%	114,320	52%	32%
EMEA (2)	92,835	31%	65,635	30%	41%
APAC (3)	53,166	18%	38,314	18%	39%
Total number of registered members (4)	296,466	100%	218,269	100%	36%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

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

The following table presents the average monthly number of unique visitors during the periods presented:

	Three Months Ended March 31,
	2014	2013	% Change
	(in millions)
Unique visitors (1)	186	170	9%
______________________

(1)
Includes the impact of Slideshare Inc. ("Slideshare"), which was acquired on May 17, 2012. Excluding the impact of Slideshare, the average monthly number of unique visitors for the three months ended March 31, 2014 and 2013 was 142 million and 132 million, respectively.

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

The following table presents the number of page views during the periods presented:

	Three Months Ended March 31,
	2014	2013	% Change
	(in millions)
Page Views (1)	12,157	11,622	5%
______________________

(1)
Includes the impact of Slideshare, which was acquired on May 17, 2012. Excluding the impact of Slideshare, the number of page views for the three months ended March 31, 2014 and 2013 was 11.5 billion and 11.1 billion, respectively.

•
Number of LinkedIn Corporate Solutions Customers. We define the number of LinkedIn Corporate Solutions customers as the number of enterprises and professional organizations that we have under active contracts for this product as of the date of measurement. Our LinkedIn Corporate Solutions include LinkedIn Recruiter, Job Slots, LinkedIn Recruitment Media and LinkedIn Career Pages, which are all part of Talent Solutions, with the exception of LinkedIn Recruitment Media, which is currently part of Marketing Solutions. We believe the number of LinkedIn Corporate Solutions customers is an indicator of our market penetration in the online recruiting market and the value that our products bring to both large and small enterprises and professional organizations.

The following table presents the number of LinkedIn Corporate Solutions customers as of the periods presented:

	March 31,
	2014	2013	% Change

LinkedIn Corporate Solutions customers	25,844	18,138	42%

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
Our online, or self-service, sales channel allows members to purchase solutions directly on our website. Members can purchase Premium Subscriptions as well as certain lower priced products in our Talent Solutions and Marketing Solutions, such as job postings and self-service advertising. This channel is characterized by lower average selling prices and higher cancellations compared to our offline channel, lower selling costs due to our automated payments platform and a highly liquid collection cycle.

The following table presents our net revenue by field sales and online sales:

	Three Months Ended March 31,
	2014		2013
	($ in thousands)
Field sales	$275,262	58%	$183,971	57%
Online sales	197,931	42%	140,734	43%
Net revenue	$473,193	100%	$324,705	100%
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(13,319)	$22,616
Provision for income taxes	13,581	718
Other (income) expense, net	(1,026)	308
Depreciation and amortization	49,740	25,806
Stock-based compensation	67,769	33,939
Adjusted EBITDA	$116,745	$83,387

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, the valuation of goodwill and intangible assets, website and internal-use software development costs, leases, income taxes and legal contingencies have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
There have been no material changes to the our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 13, 2014.

Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2014	2013
	(As a percentage of revenue)
Condensed Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13	13
Sales and marketing	35	34
Product development	25	25
General and administrative	16	13
Depreciation and amortization	11	8
Total costs and expenses	100	93
Income (loss) from operations	—	7
Other income (expense), net	—	—
Income before income taxes	—	7
Provision for income taxes	3	—
Net income (loss)	(3)	7%
Accretion of redeemable noncontrolling interest	—	—
Net income (loss) attributable to common stockholders	(3)%	7%
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

	Three Months Ended March 31,
	2014	2013	% Change
	($ in thousands)
Revenue by product:
Talent Solutions	$275,875	$184,284	50%
Marketing Solutions	101,783	74,796	36%
Premium Subscriptions	95,535	65,625	46%
Total	$473,193	$324,705	46%
Percentage of revenue by product: (1)
Talent Solutions	58%	57%
Marketing Solutions	22%	23%
Premium Subscriptions	20%	20%
Total	100%	100%
  ______________________
(1) Certain items may not total due to rounding.
Total net revenue increased $148.5 million in the three months ended March 31, 2014 compared to the same period last year. Net revenue from our Talent Solutions increased $91.6 million in the three months ended March 31, 2014 compared to the same period last year. The increase was driven by increased spending by existing customers as well as generating business with new customers, as evidenced by the 42% increase in the number of LinkedIn Corporate Solutions customers as of March 31, 2014 compared to March 31, 2013.
Net revenue from our Marketing Solutions increased $27.0 million in the three months ended March 31, 2014 compared to the same period last year primarily due to the introduction of our Sponsored Updates product in our field sales and self-service channels, which was launched in the third quarter of fiscal 2013, and to a lesser extent sales of our display advertising products. Sponsored Updates allows marketers to show paid content in LinkedIn members' update feeds. Sponsored content represents 19% of Marketing Solutions revenue and we expect it to continue to represent a larger percentage of Marketing Solutions revenue as we continue to gain traction in our shift to content marketing.
Net revenue from our Premium Subscriptions increased $29.9 million in the three months ended March 31, 2014 compared to the same period last year as a result of an increase in the number of premium subscribers in part driven by higher member engagement. Specifically, the number of registered members is a meaningful metric in evaluating and understanding net revenue from our Premium Subscriptions because an increase in the number of registered members has historically led to a proportionate increase in the number of premium subscribers. In addition, our Sales Solutions products, which include Sales Navigator, are continuing to grow at a faster rate than our other Premium Subscription products as well as continuing to represent a larger percentage of total Premium Subscriptions revenue.
The following table presents our net revenue by geographic region:

	Three Months Ended March 31,
	2014	2013	% Change
	($ in thousands)
Revenue by geographic region:
United States	$284,878	$201,403	41%
Other Americas (1)	31,904	24,176	32%
Total Americas	316,782	225,579	40%
EMEA (2)	117,871	75,157	57%
APAC (3)	38,540	23,969	61%
Total	$473,193	$324,705	46%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

International revenue increased $65.0 million in the three months ended March 31, 2014 compared to the same period last year. International revenue represented 40% of total revenue in the three months ended March 31, 2014 compared to 38% in the three months ended March 31, 2013. The increase in international revenue, in absolute dollars and as a percentage of total revenue, is primarily due to the expansion of our international field sales organization and our site localization efforts. As of March 31, 2014, we operated our websites and mobile applications in 22 languages, and continued our expansion outside of the United States. We expect international revenue to increase on an absolute basis and as a percentage of revenue in 2014 as we continue to focus expanding our sales force outside the United States in key markets where our member engagement supports business efforts at scale.
The following table presents our net revenue by geographic region, by product:

	Three Months Ended March 31,
	2014	2013	% Change
	($ in thousands)
Revenue by geographic region, by product:
United States
Talent Solutions	$171,477	$119,993	43%
Marketing Solutions	57,964	43,603	33%
Premium Subscriptions	55,437	37,807	47%
Total United States revenue	$284,878	$201,403
International
Talent Solutions	$104,398	$64,291	62%
Marketing Solutions	43,819	31,193	40%
Premium Subscriptions	40,098	27,818	44%
Total International revenue	$188,315	$123,302

Total	$473,193	$324,705
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

	Three Months Ended March 31,
	2014	2013	% Change
	($ in thousands)
Cost of revenue	$62,455	$42,384	47%
Percentage of net revenue	13%	13%
Headcount (at period end)	838	529	58%
Cost of revenue increased $20.1 million in the three months ended March 31, 2014 compared to the same period last year. The increase was primarily attributable to increases in headcount related expenses of $12.2 million, web hosting service expenses of $4.5 million, and facilities and related costs of $3.0 million.

Sales and Marketing
Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising, public relations costs, and commissions paid to agencies, as well as allocated facilities and other supporting overhead costs. We plan to continue to invest heavily in sales and marketing to expand our global footprint, grow our current customer accounts and continue building brand awareness. Consistent with our investment philosophy for 2014, we expect sales and marketing expenses to increase on an absolute basis and decrease slightly as a percentage of revenue.

	Three Months Ended March 31,
	2014	2013	% Change
	($ in thousands)
Sales and marketing	$166,522	$109,417	52%
Percentage of net revenue	35%	34%
Headcount (at period end)	2,309	1,656	39%
Sales and marketing expenses increased $57.1 million in the three months ended March 31, 2014 compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $48.4 million as we continue to expand our field sales organization. We also experienced increases in facilities and related costs of $3.0 million and consulting services of $2.3 million.
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

	Three Months Ended March 31,
	2014	2013	% Change
	($ in thousands)
Product development	$120,622	$80,672	50%
Percentage of net revenue	25%	25%
Headcount (at period end)	1,482	1,059	40%
Product development expenses increased $40.0 million in the three months ended March 31, 2014 compared to the same period last year. The increase was primarily attributable to an increase in headcount related expenses of $36.5 million as a result of our focus on developing new features and products to encourage member growth and engagement. We also experienced increases in facilities and related costs of $2.6 million.
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

	Three Months Ended March 31,
	2014	2013	% Change
	($ in thousands)
General and administrative	$74,618	$42,784	74%
Percentage of net revenue	16%	13%
Headcount (at period end)	787	535	47%
General and administrative expenses increased $31.8 million in the three months ended March 31, 2014 compared to the same period last year. The increase was primarily a result of an increase in headcount related expenses of $22.3 million to support our overall growth. We also experienced increases in legal and consulting services of $6.9 million.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized software development costs and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis and remain relatively flat as percentage of revenue as we continue to expand our technology and facilities infrastructure.

	Three Months Ended March 31,
	2014	2013	% Change
	($ in thousands)
Depreciation and amortization	$49,740	$25,806	93%
Percentage of net revenue	11%	8%
Depreciation and amortization expenses increased $23.9 million in the three ended March 31, 2014 compared to the same periods last year. The increase in depreciation expense of $22.0 million in the three months ended March 31, 2014 was primarily a result of our continued investment in expanding our technology infrastructure in order to support continued growth in our member base, and to a lesser extent, increases in amortization of acquired intangible assets of $2.0 million.
Other Income (Expense), Net
Other income (expense), net consists primarily of the interest income earned on our investments and foreign exchange gains and losses. Hedging strategies that we have implemented or may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Interest income	$1,005	$470
Net gain (loss) on foreign exchange and foreign currency derivative contracts	25	(933)
Net realized gain on sales of marketable securities	14	3
Other non-operating income (expense), net	(18)	152
Total other income (expense), net	$1,026	$(308)
Other income (expense), net increased $1.3 million in the three months ended March 31, 2014 compared to the same period last year. The increase was primarily due to decreases in foreign exchange losses and interest earned on higher investment balances compared to the same period last year.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. We expect that our provision for income taxes may equal or exceed income before taxes in fiscal year 2014.

	Three Months Ended March 31,
	2014	2013	% Change
	($ in thousands)
Provision for income taxes	$13,581	$718	1,792%
Income tax expense increased $12.9 million in the three months ended March 31, 2014 compared to the same period last year primarily due to the expiration of the research tax credit applicable to activities incurred after December 31, 2013, foreign tax losses which derive no benefit, acquisition costs, and non-deductible stock-based compensation. Foreign tax losses increased during the three months ended March 31, 2014 compared to same period last year primarily due to international research and development expenses, which had a higher growth rate than international revenues. International research and development expenses include costs charged by LinkedIn Corporation.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$88,871	$44,283
Depreciation and amortization	49,740	25,806

Cash flows provided by operating activities	$128,858	$103,829
Cash flows used in investing activities	(447,792)	(132,513)
Cash flows provided by financing activities	24,122	24,629
As of March 31, 2014, we had cash and cash equivalents of $508.9 million and marketable securities of $1,797.4 million. Our cash equivalents and marketable securities are comprised primarily of U.S. agency securities, U.S. treasury securities, corporate debt securities, money market funds and commercial paper. As of March 31, 2014, the amount of cash and cash equivalents held by foreign subsidiaries was $184.0 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries. The income tax liability would be insignificant if these earnings were to be repatriated. We believe that our existing cash and cash equivalents and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.
Operating Activities
Operating activities provided $128.9 million of cash in the three months ended March 31, 2014. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $87.3 million, partially offset by an increase accounts receivable of $26.8 million, an increase in excess tax benefit from stock-based compensation of $16.0 million, which is reclassified as a financing activity, an increase in accounts payable and other liabilities of $18.4 million and an increase in prepaid expenses and other assets of $11.7 million. The increase in our deferred revenue was primarily due to increases in transaction volumes in the three months ended March 31, 2014. We had a net loss in the three months ended March 31, 2014 of $13.3 million, which included non-cash stock-based compensation of $67.8 million and non-cash depreciation and amortization of $49.7 million.
Operating activities provided $103.8 million of cash in the three months ended March 31, 2013, as a result of our improved operating performance compared to the same period last year. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $59.3 million, partially offset by an increase in excess tax benefit from stock-based compensation of $12.6 million, which is reclassified as a financing activity, an increase in accounts receivable of $8.8 million, an increase in prepaid expenses and other assets of $9.4 million and a decrease in accounts payable and other liabilities increasing $3.5 million. The increases in our deferred revenue and accounts receivable were primarily due to increases in transaction volumes in the three months ended March 31, 2013. We had net income in the three months ended March 31, 2013 of $22.6 million, which included non-cash stock-based compensation of $33.9 million and non-cash depreciation and amortization of $25.8 million.

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
In the three months ended March 31, 2014, we had net purchases of investments of $272.5 million, purchases of property and equipment of $88.9 million, and payments for intangible assets and acquisitions, net of cash acquired of $85.1 million. In the three months ended March 31, 2013, we had net purchases of investments of $87.9 million and purchases of property and equipment of $44.3 million.

Financing Activities
In the three months ended March 31, 2014 and March 31, 2013, our financing activities consisted primarily of net proceeds from the issuance of common stock from employee stock option exercises, as well as the excess tax benefit from stock-based compensation.

Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of March 31, 2014.

Contractual Obligations
We lease office space for our headquarters in Mountain View, California, under operating leases that we expect to expire in 2023. We lease other facilities around the world, including office space in Sunnyvale, California, to be constructed by our landlord, the longest of which expires in 2026. We have several material long-term purchase obligations outstanding with third parties. We do not have any debt or material capital lease obligations. As of March 31, 2014, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations (1)	$998,072	$86,767	$210,619	$179,408	$521,278
Purchase obligations	$64,169	$40,942	$23,119	$108	$—
 __________________

(1)
Subsequent to March 31, 2014, we leased additional office space to be developed in San Francisco, California. We estimate aggregate future minimum lease payments of approximately $336.3 million will begin in early 2016. The lease is expected to expire in 2027.

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
Interest Rate Fluctuation Risk

We had cash, cash equivalents and marketable securities of $2,306.2 million and $2,329.3 million as of March 31, 2014 and December 31, 2013, respectively. This amount was invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At March 31, 2014, the weighted-average duration of our investment portfolio was less than one year.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of March 31, 2014, a hypothetical increase in interest rates of 1% (100 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $13.3 million, and a hypothetical increase of 0.5% (50 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $6.6 million.
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
As of March 31, 2014, we had outstanding foreign currency derivative contracts with a total notional amount of $149.2 million. If overall foreign currency exchange rates appreciated (depreciated) uniformly by 5% against the U.S. Dollar, our foreign currency derivative contracts outstanding as of March 31, 2014 would experience a loss (gain) of approximately $7.3 million.
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

Item 1A. Risk Factors
RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before deciding whether to purchase shares of our Class A common stock. If any of the following risks are realized, our business, operating results and prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline, and you could lose part or all of your investment.
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
One of our core values is to make decisions based on the best long-term interests of our members, which we believe is essential to our success in increasing our member growth rate and engagement and in serving the best, long-term interests of the company and our stockholders. Therefore, in the past, we have forgone, and may in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of our members, even if our decision negatively impacts our operating results in the short term. In addition, as part of our philosophy of putting our members first, as long as our members are adhering to our terms of service, this philosophy may cause disagreements, or negatively impact our relationships, with our existing or prospective customers. This could result in enterprises and professional organizations blocking access to our services or refusing to purchase our Talent, Marketing or Sales Solutions or Premium Subscriptions. Our decisions may not result in the long-term benefits that we expect, in which case our member engagement, business and operating results could be harmed.
The number of our registered members is higher than the number of actual members and a substantial majority of our page views are generated by a minority of our members. Our business may be adversely impacted if we are unable to attract and retain additional members who actively use our services.
The number of registered members in our network is higher than the number of actual members because some members have multiple registrations, other members have died or become incapacitated, and others may have registered under fictitious names or created fraudulent accounts. While the number of registered members represents what we believe to be reasonable estimates of our member base, there are inherent challenges in ensuring that the number of registered members presents an accurate reflection of our member network. For example, we do not have a reliable system for identifying and counting duplicate or fraudulent accounts, or deceased, incapacitated or other non-members and so we rely on estimates and assumptions, which may not be accurate. In addition, our methodology for measuring our membership numbers, and specifically for making estimates regarding non-members who should not be included as registered members, has changed over time and may continue to change from time to time. While we are using what we believe to be accurate methods of measuring the number of registered members, there are no methodologies available that would provide us with an exact number of non-actual member types of accounts. Therefore, we cannot assure you that our current or future methodologies are accurate, and we will need to continue to adjust them in the future from time to time, which could result in the number of registered members being lower or higher than expected. Further, a substantial majority of our members do not visit our website on a monthly basis, and a substantial majority of our page views are generated by a minority of our members. If the number of our actual members does not meet our expectations, if the rate at which we add new members slows or declines or if we are unable to increase the breadth and frequency of our visiting members, then our business may not grow as fast as we expect.
The tracking of certain of our performance metrics is done with internal tools and is not independently verified. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain performance metrics with internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may also change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithm or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer term strategies. If our performance metrics are not accurate representations of our member base or engagement levels, or if we discover material inaccuracies in our metrics, our reputation may be harmed and our operating and financial results could be adversely affected, causing our stock price to decline.
If our members’ profiles are out-of-date, inaccurate or lack the information that users and customers want to see, we may not be able to realize the full potential of our network, which could adversely impact the growth of our business.
If our members do not update their information or provide accurate and complete information when they join LinkedIn, or do not establish sufficient connections, the value of our network may be negatively impacted because our value proposition as a professional network and as a source of accurate and comprehensive data will be weakened. For example, customers of our Talent Solutions may not find members that meet their qualifications or may misidentify a candidate as having such qualifications, which could result in mismatches that erode customer confidence in our solutions. Similarly, incomplete or outdated member information would diminish the ability of our Marketing or Sales Solutions customers to reach their target audiences and our ability to provide our customers with valuable insights. Therefore, we must provide features and products that demonstrate the value of our network to our members and motivate them to contribute additional, timely and accurate information to their profile and our network. If we fail to successfully motivate our members to do so, our business and operating results could be adversely affected.
Many individuals use mobile devices to access online services. If users of these devices do not widely adopt solutions we develop for these devices or if we are unable to effectively operate on mobile operating devices, our business could be adversely affected.
The number of people who access online services through mobile devices, as opposed to personal computers, such as smart phones, handheld tablets and mobile telephones, has increased dramatically in the past few years and is projected to continue to increase. If the mobile solutions we have developed do not meet the needs of our members or customers, they may reduce their usage of our platform and our business could suffer. Additionally, we are dependent on the interoperability of LinkedIn with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems and terms of service that degrade our solutions’ functionality, give preferential treatment to competitive products or prevent our ability to promote advertising could adversely affect engagement and monetization on mobile devices. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. Some manufacturers may also elect not to include our products on their devices. As new devices and new platforms are continually being released, it is difficult to predict the challenges we may encounter in developing versions of our solutions for use on these alternative devices, and we are devoting significant resources to the support and maintenance of such devices.
Growth in access to LinkedIn’s services through mobile devices as a substitute for access on personal computers may negatively affect our revenue and financial results.
Our members are increasingly accessing LinkedIn on mobile devices. While many of our members who use our online services on mobile devices also access LinkedIn through personal computers, as we have developed our mobile solutions, we have seen substantial growth in mobile usage, and we anticipate that the rate of growth in mobile usage will continue to grow. Advertising is a source of revenue for us, and it is not clear that we will be able find ways for our Marketing Solutions product to be effectively used on mobile devices. While we now offer sponsored updates on mobile devices, historically, our Marketing Solutions products have not been made widely available on mobile products, and subsequently have not generated a material amount of revenue. We are devoting valuable resources to solutions related to monetization of mobile usage, and have only recently launched these solutions. We cannot assure you that these solutions will be successful. If our members increasingly use mobile devices as a substitute for access to our online services as opposed to personal computers, and if we are unable to successfully implement monetization strategies for our solutions on mobile devices, or these strategies are not as successful as our offerings for personal computers, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected.
Our solutions and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.
Our solutions and internal systems rely on software that is highly technical and complex. In addition, our solutions and internal systems depend on the ability of our software to store, retrieve, process, and manage immense amounts of data. Our software has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors in our software may only be discovered after the code has been released for external or internal use. Errors or other design defects within our software may result in a negative experience for members or customers, delay product introductions or enhancements, or result in measurement or other errors. Any errors, bugs, or defects discovered in our software could result in damage to our reputation, loss of members, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.
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
We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with applicable laws, policies, and legal obligations and certain applicable industry codes of conduct relating to privacy and data protection. However, these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Privacy and data security is an active area and new regulations are likely to be enacted. In addition, governmental agencies may request or take member or customer data for national security or informational purposes.
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
The regulatory framework for privacy and security issues worldwide is evolving and is likely to remain in flux for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the Federal Trade Commission, the Department of Commerce and many state governments, are reviewing the need for greater regulation of the collection, use and storage of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number online, social media companies. Similar actions may also impact LinkedIn directly. In addition, the European Union is in the process of promulgating a new General Data Protection Regulation, which may result in significantly greater compliance burdens for companies with users and operations in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. Recently, the State of California and other states passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from Internet browsers, the ability to delete information of minors, and new definitions that may impact data breach notification requirements. California and several other states have also adopted privacy guidelines with respect to mobile applications. In addition, government agencies and regulators have reviewed, are reviewing and will continue to review, our privacy policy and practices. These reviews can and have resulted in recommended changes to our products, and could result in additional recommendations in the future. If we are unable to comply with such recommendations, or if the recommended changes result in degradation of our products, our business could be harmed.
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
We are subject to a variety of laws in the United States and abroad, including laws regarding privacy, data protection, data security, data retention and consumer protection, accessibility and the provision of online payment services that are continuously evolving and developing. In addition, some of our members are subject to laws and/or licensing or certification obligations that may restrict their ability to engage with LinkedIn’s online services. The scope and interpretation of the laws and other obligations that are or may be applicable to us or certain groups of our members are often uncertain and may be conflicting, particularly laws and other obligations outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested pursuant to actions based on, among other things, invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy, data storage, data protection and other matters that may be applicable to our business. Compliance with these laws may require substantial investment or may provide technical challenges for our business. It is also likely that as our business grows, evolves, and an increasing portion of our business shifts to mobile, and our solutions are used in a greater number of countries and additional groups, we will become subject to laws and regulations in additional jurisdictions. Further, as our services and solutions expand to include more content (including from third parties), additional laws and regulations may become applicable to our products and offerings including laws requiring us to restrict the availability of such content on a geographical basis or to certain groups of members. In some cases, laws and legal obligations of various jurisdictions may be ambiguous or conflict as to LinkedIn’s right to display and distribute certain content as part of its online services. Users of our site and our solutions could also abuse or misuse our products in ways that violate laws. It is difficult to predict how existing laws will be applied to our business and the new laws and legal obligations to which we may become subject.
If we are not able to comply with these laws or other legal obligations or if we (or our members) become liable under these laws or legal obligations, or if our services are suspended or blocked, we could be directly harmed, and we may be forced to implement new measures to reduce exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.
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
Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. Any of these events could cause the market price of our Class A common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•	our ability to increase our member base and member engagement;

•	disruptions or outages in the availability of our websites or services, actual or perceived breaches of privacy, and compromises of our member data;

•	our commitment to putting our members first even if it means forgoing short-term revenue opportunities;

•	shifts in the way members and users access our websites and services from personal computers to mobile devices;

•	the unproven nature of our business model;

•	changes in our pricing policies or those of our competitors;

•	our ability to increase sales of our products and solutions to new customers and expand sales of additional products and solutions to our existing customers;

•	the size and seasonal variability of our customers’ recruiting, marketing and sales budgets;

•	the extent to which existing customers renew their agreements with us and the timing and terms of those renewals;

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

These investments may not result in increased revenue or growth in our business, and will increase our expenses. Even if our revenue continues to increase, we expect that due to increased expenses, in particular, stock-based compensation, depreciation and amortization and provision for income taxes, we may incur a GAAP loss during future periods, including the second quarter of 2014. If we fail to continue to grow our revenue and overall business, our operating results and business would be harmed.

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
We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of March 31, 2014, approximately 38% of our employees had been with us for less than one year and approximately 65% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. In particular, we intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. The significant increase in the price of our Class A common stock since we became a public company in 2011 may make it more difficult or costly in the future to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other Internet and high-growth companies, which include both publicly traded and privately-held companies. As we have transitioned from a private company to a public company, this competition has become even more acute in assessing appropriate compensation packages, particularly, determining the mix of cash and equity compensation. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion, and because of our growth, we have significantly expanded our operating lease commitments, which has increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.
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
We have offices around the world and our websites and mobile applications are available in numerous other languages. For the three months ended March 31, 2014, international revenue represented 40% of our total revenue. We expect to continue to expand our international operations in the future, particularly in emerging markets, by opening offices in new jurisdictions and expanding our offerings in new languages. However, we have limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally including in emerging markets, requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. International expansion has required and will continue to require us to invest significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;

•
providing solutions across a significant distance, in different languages and among different cultures, including potentially modifying our solutions and features to ensure that they are culturally relevant in different countries and conform to local laws and regulations, which may include modifying content in certain jurisdictions if it may be considered objectionable or unlawful;

•
increased competition from local websites and services, that provide online professional networking solutions, such as Germany-based Xing and France-based Viadeo, and online recruitment services, such as Australia-based Seek and Japan-based Recruit, who may benefit from first-mover advantages. These competitors have expanded and may continue to expand their geographic footprint;

•	differing and potentially lower levels of member growth and engagement in new and nascent geographies;

•
compliance with applicable foreign laws and regulations, which may change or conflict with each other, as well as potential risk of penalties to individual members of management if our practices are deemed to be out of compliance;

•	longer payment cycles in some countries;

•	credit risk and higher levels of payment fraud;

•	laws and regulations that favor local competitors or prohibit or limit foreign ownership of businesses;

•	legal regimes where the application of laws and regulations is subject to greater uncertainty, as well as higher risk of corruption, fraud and unethical business practices;

•	compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•	implementing and maintaining effective internal processes and controls;

•	compliance with various economic and trade sanctions regulations which restrict certain conduct of business;

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	foreign exchange controls that might require significant lead time in setting up operations and bank accounts before monetizing our operations in certain geographic territories;

•	political and economic instability in some countries;

•	modifications we make to our site in certain jurisdictions due to local laws and regulations;

•	double taxation of our non-U.S. earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and

•	higher costs of doing business internationally.
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
We have developed a strong and trusted brand that we believe has contributed significantly to the success of our business. Our brand is predicated on the idea that individual professionals will trust us and find immense value in building and maintaining their professional identities and reputations on our platform. Maintaining, protecting and enhancing the “LinkedIn,” “SlideShare” and related brands is critical to expanding our base of members, enterprises, advertisers, corporate customers and other partners, and increasing their engagement with our services, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality solutions, which we may not do successfully. Despite our efforts to protect our brand and prevent its misuse, if others misuse our brand or pass themselves off as being endorsed or affiliated with us, it could harm our reputation and our business could suffer. If our members or potential members determine that they can use other platforms, such as social networks, for the same purposes as or as a replacement for our network, or if they choose to blend their professional and social networking activities, our brand and our business could be harmed. Our members or customers could find that new products or features that we introduce are difficult to use or may feel that they degrade their experience with online service offered by LinkedIn, which could harm our reputation for delivering high-quality products. Our brand is also important in attracting and maintaining high performing employees. If we do not successfully maintain a strong and trusted brand, our business could be harmed.
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
Obtaining and maintaining effective intellectual property rights is expensive, including the costs of defending our rights. We are seeking to protect our trademarks and patents, and other intellectual property rights in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions for every such right or which we may not pursue in every location. In particular, we believe it’s important maintain, protect and enhance the “LinkedIn” and “SlideShare” brands. Accordingly, we pursue the registration of domain names and our trademarks and service marks in the United States and in certain locations outside the United States. We have already and may, over time, increase our investment in protecting innovations through investments in patents and similar rights that is expensive and time-consuming.
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
We are party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We are currently facing, or may face in the future, allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we are facing or may face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, our litigation costs are significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and features or require us to stop offering certain features, all of which could negatively impact our membership and revenue growth. Additionally, we are subject to mandatory periodic audits, which would likely increase our regulatory compliance costs, and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time‑consuming and diverts management’s attention from our business.
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
We must demonstrate that our Talent Solutions are an important recruiting tool for enterprises and professional organizations and that our Marketing and Sales Solutions provide them with access to an audience of one of the most influential, affluent and highly educated audiences on the Internet. However, potential customers may not be familiar with our solutions or may prefer other more traditional products and services for their talent, advertising and marketing needs.
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
Our growth strategy also depends on our ability to expand and retain our organization with world class talent. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly for engineers, is intense, and competition for the facilities to house our employees is also intense, specifically in the San Francisco Bay Area, where our headquarters is located. We may need to invest significant amounts of cash and equity for new employees and we may never realize returns on these investments, and we also are investing heavily in our facilities. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.
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
We anticipate that we will continue to depend on relationships with various third parties, including technology, access to platforms and content providers to grow our business. Identifying, negotiating and maintaining relationships with third parties requires significant time and resources, as does integrating third-party content and technology. Our agreements with technology and content providers and similar third parties are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. In some cases, in particular, with respect to content providers, these relationships are undocumented, or, if there are agreements in place, they may be easily terminable. Our competitors may be effective in providing incentives to these parties to favor their solutions or may prevent us from developing strategic relationships with these parties. These third parties may decide that working with LinkedIn is not in their interest. In addition, these third parties may not perform as expected under our agreements with them, and we have had, and may in the future have, disagreements or disputes with these parties, which could negatively affect our brand and reputation. It is possible that these third parties may not be able to devote the resources we expect to the relationship or they may terminate their relationships with us. Further, as users increasingly access our services through mobile devices, we are becoming more dependent on the distribution of our mobile applications through third parties, and we may not be able to access their application program interfaces or be able to distribute our applications or provide ease of integration, and this may also impact our ability to monetize our mobile products. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our business could be impaired, and our operating results would suffer. Even if we are successful, these relationships may not result in improved operating results.

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
We have made and will continue to make acquisitions to add employees, complementary companies, products, or technologies. These transactions could be material to our financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	loss of key employees of the acquired company and other challenges associated with integrating new employees into our culture, as well as reputational harm if integration is not successful;

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	implementation or remediation of controls, procedures, and policies at the acquired company;

•	integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing function;

•	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights or increase our risk for liability;

•	failure to successfully further develop the acquired technology; and

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 61.3% of the voting power of our outstanding capital stock as of March 31, 2014. Our co-founder and Chair, Reid Hoffman, held approximately 12.5% of our outstanding shares of Class A and Class B common stock, representing approximately 55.9% of the voting power of our outstanding capital stock as of March 31, 2014. Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters for the foreseeable future.
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
The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During fiscal year 2014, the closing price of our Class A common stock ranged from $148.06 to $230.56 through April 30, 2014. Fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have at times experienced extreme price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2014	—	$—	—	—
February 1 - February 28, 2014	—	—	—	—
March 1 - March 31, 2014	1,008	6.20	—	—
Total	1,008	$6.20	—
 ______________________

(1)
Under the 2003 Plan, participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 6. Exhibits

Exhibit Number
10.1+*	2014 Executive Bonus Compensation Plan

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.

*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINKEDIN CORPORATION

Dated:	May 1, 2014	By:	/s/ Jeffrey Weiner
Jeffrey Weiner
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 1, 2014	By:	/s/ Steven Sordello
Steven Sordello
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number

10.1+*	2014 Executive Bonus Compensation Plan

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.

*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.