Form 10-Q
period 2014-06-30
LINKEDIN CORP
filed 2014-07-31
CIK 1271024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2014, there were 106,716,636 shares of the Registrant’s Class A common stock outstanding and 16,193,250 shares of the Registrant’s Class B common stock outstanding.

LINKEDIN CORPORATION
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
LINKEDIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$645,092	$803,089
Marketable securities	1,721,847	1,526,212
Accounts receivable (net of allowance for doubtful accounts of $9,843 and $6,138 at June 30, 2014 and December 31, 2013, respectively)	347,152	302,168
Deferred commissions	45,941	47,496
Prepaid expenses	49,503	32,114
Other current assets	61,042	44,391
Total current assets	2,870,577	2,755,470
Property and equipment, net	476,058	361,741
Goodwill	228,943	150,871
Intangible assets, net	99,175	43,046
Other assets	46,133	41,665
TOTAL ASSETS	$3,720,886	$3,352,793
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$90,728	$66,744
Accrued liabilities	164,051	183,004
Deferred revenue	481,450	392,243
Total current liabilities	736,229	641,991
DEFERRED TAX LIABILITIES	24,088	14,879
OTHER LONG TERM LIABILITIES	80,298	61,529
Total liabilities	840,615	718,399
COMMITMENTS AND CONTINGENCIES (Note 10)
REDEEMABLE NONCONTROLLING INTEREST	5,226	5,000
STOCKHOLDERS’ EQUITY (Note 11):
Class A and Class B common stock	12	12
Additional paid-in capital	2,833,030	2,573,449
Accumulated other comprehensive income	863	314
Accumulated earnings	41,140	55,619
Total stockholders’ equity	2,875,045	2,629,394
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY	$3,720,886	$3,352,793
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$533,877	$363,661	$1,007,070	$688,366
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	69,536	49,264	131,991	91,648
Sales and marketing	184,494	122,276	351,016	231,693
Product development	128,731	95,608	249,353	176,280
General and administrative	80,688	56,225	155,306	99,009
Depreciation and amortization	56,306	32,193	106,046	57,999
Total costs and expenses	519,755	355,566	993,712	656,629
Income from operations	14,122	8,095	13,358	31,737
Other income (expense), net	1,197	(252)	2,223	(560)
Income before income taxes	15,319	7,843	15,581	31,177
Provision for income taxes	16,253	4,109	29,834	4,827
Net income (loss)	(934)	3,734	(14,253)	26,350
Accretion of redeemable noncontrolling interest	(100)	—	(226)	—
Net income (loss) attributable to common stockholders	$(1,034)	$3,734	$(14,479)	$26,350

Net income (loss) per share attributable to common stockholders:
Basic	$(0.01)	$0.03	$(0.12)	$0.24
Diluted	$(0.01)	$0.03	$(0.12)	$0.23
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	122,170	111,214	121,571	110,334
Diluted	122,170	116,627	121,571	116,017
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(934)	$3,734	$(14,253)	$26,350
Other comprehensive income:
Change in unrealized gains (losses) on investments, net of tax	136	(327)	494	(308)
Less: reclassification adjustment for net investment (gains) losses included in net income (loss), net of tax	45	2	55	(16)
Total other comprehensive income (loss)	181	(325)	549	(324)
Comprehensive income (loss)	(753)	3,409	(13,704)	26,026
Accretion of redeemable noncontrolling interest	(100)	—	(226)	—
Comprehensive income (loss) attributable to common stockholders	$(853)	$3,409	$(13,930)	$26,026
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(14,253)	$26,350
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	106,046	57,999
Provision for doubtful accounts and sales returns	5,325	2,953
Stock-based compensation	142,597	82,293
Excess income tax benefit from stock-based compensation	(34,621)	(17,559)
Changes in operating assets and liabilities:
Accounts receivable	(50,226)	(272)
Deferred commissions	1,828	543
Prepaid expenses and other assets	(16,197)	(17,846)
Accounts payable and other liabilities	6,298	20,815
Income taxes, net	21,290	(726)
Deferred revenue	89,207	73,444
Net cash provided by operating activities	257,294	227,994
INVESTING ACTIVITIES:
Purchases of property and equipment	(185,301)	(137,467)
Purchases of investments	(1,387,542)	(256,925)
Sales of investments	189,598	76,420
Maturities of investments	997,275	45,127
Payments for intangible assets and acquisitions, net of cash acquired	(89,861)	(6,547)
Changes in deposits and restricted cash	(4,761)	(3,543)
Net cash used in investing activities	(480,592)	(282,935)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock from employee stock options	12,906	19,738
Proceeds from issuance of common stock from employee stock purchase plan	16,324	11,500
Excess income tax benefit from stock-based compensation	34,621	17,559
Other financing activities	24	813
Net cash provided by financing activities	63,875	49,610
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,426	(2,407)
CHANGE IN CASH AND CASH EQUIVALENTS	(157,997)	(7,738)
CASH AND CASH EQUIVALENTS—Beginning of period	803,089	270,408
CASH AND CASH EQUIVALENTS—End of period	$645,092	$262,670
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$40,123	$36,103
Issuance of Class A common stock and stock options for business combinations	$50,168	$40,927
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 13, 2014.
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
 Recently Issued Accounting Guidance
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued new authoritative guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The guidance also requires significantly expanded disclosures about revenue recognition. This standard will be effective for the Company in the first quarter of 2017 and will be applied using either the full or modified retrospective adoption methods. Early adoption of this guidance is not permitted. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its financial results.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2014 and December 31, 2013, are summarized as follows (in thousands):

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$245,746	$—	$—	$245,746	$242,712	$—	$—	$242,712
Commercial paper	—	42,647	—	42,647	—	15,698	—	15,698
U.S. treasury securities	141,198	—	—	141,198	318,495	—	—	318,495
U.S. agency securities	—	—	—	—	—	50,000	—	50,000
Repurchase agreements	—	—	—	—	—	1,400	—	1,400
Marketable securities:
Commercial paper	—	49,506	—	49,506	—	85,947	—	85,947
Certificates of deposit	—	20,430	—	20,430	—	20,025	—	20,025
U.S. treasury securities	499,664	—	—	499,664	149,908	—	—	149,908
U.S. agency securities	—	591,620	—	591,620	—	928,473	—	928,473
Corporate debt securities	—	539,536	—	539,536	—	326,345	—	326,345
Municipal securities	—	21,091	—	21,091	—	15,514	—	15,514
Other current assets:
Foreign currency derivative contracts	—	627	—	627	—	453	—	453
Total assets	$886,608	$1,265,457	$—	$2,152,065	$711,115	$1,443,855	$—	$2,154,970
Liabilities:
Accrued liabilities:								—
Foreign currency derivative contracts	$—	$1,603	$—	$1,603	$—	$1,129	$—	$1,129
Total liabilities	$—	$1,603	$—	$1,603	$—	$1,129	$—	$1,129

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

As of June 30, 2014 and December 31, 2013, the Company had outstanding foreign currency derivative contracts with a total notional amount of $160.9 million and $94.8 million, respectively.

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

The following table presents the purchase price allocation initially recorded in the Company's condensed consolidated balance sheets on the acquisition date (in thousands):

Total
Net tangible assets	$905
Goodwill (1)	75,072
Identified developed technology (2)	32,200
Net deferred tax liability	(6,370)
Total purchase price (3)	$101,807
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

Supplemental information on an unaudited pro forma basis, as if the Bright acquisition had been consummated on January 1, 2013, is presented as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$533,877	$365,638	$1,008,193	$692,141
Net income (loss) per share attributable to common stockholders	(3,513)	(164)	(20,776)	18,849
Net income (loss) per share attributable to common stockholders - diluted	$(0.03)	$—	$(0.17)	$0.16

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not necessarily indicative of the Company's consolidated results of operations in future periods or the results that actually would have been realized had it been a combined company during the periods presented. The pro forma results include adjustments primarily related to amortization of developed technology, benefit arrangements in connection with the acquisition, and stock-based compensation expenses for assumed unearned stock options and restricted stock units ("RSUs").

Other acquisition

The Company completed one other acquisition for total cash consideration of $4.0 million, which resulted in goodwill of $3.0 million and developed technology of $1.0 million. The developed technology has an estimated useful life of 2.0 years, which will be amortized on a straight-line basis.

4.	Cash and Investments
The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
June 30, 2014:
Cash	$215,501	$—	$—	$215,501
Cash equivalents:
Money market funds	245,746	—	—	245,746
Commercial paper	42,642	5	—	42,647
U.S. treasury securities	141,204	—	(6)	141,198
Marketable securities:
Commercial paper	49,482	25	(1)	49,506
Certificates of deposit	20,425	5	—	20,430
U.S. treasury securities	499,509	164	(9)	499,664
U.S. agency securities	591,033	606	(19)	591,620
Corporate debt securities	539,059	615	(138)	539,536
Municipal securities	21,076	16	(1)	21,091
Total cash, cash equivalents, and marketable securities	$2,365,677	$1,436	$(174)	$2,366,939
December 31, 2013:
Cash	$174,784	$—	$—	$174,784
Cash equivalents:
Money market funds	242,712	—	—	242,712
Commercial paper	15,696	2	—	15,698
U.S. treasury securities	318,500	—	(5)	318,495
U.S. agency securities	50,000	—	—	50,000
Repurchase agreements	1,400	—	—	1,400
Marketable securities:
Commercial paper	85,930	18	(1)	85,947
Certificates of deposit	20,025	2	(2)	20,025
U.S. treasury securities	149,845	67	(4)	149,908
U.S. agency securities	928,371	410	(308)	928,473
Corporate debt securities	326,027	399	(81)	326,345
Municipal securities	15,504	14	(4)	15,514
Total cash, cash equivalents, and marketable securities	$2,328,794	$912	$(405)	$2,329,301

The following table presents available-for-sale investments by contractual maturity date (in thousands) as of June 30, 2014:

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$862,869	$863,295
Due after one year through two years	857,715	858,552
Total	$1,720,584	$1,721,847

5.	Property and Equipment
The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	June 30, 2014	December 31, 2013
Computer equipment	$428,114	$347,545
Software	43,120	32,103
Capitalized website and internal-use software	104,120	80,074
Furniture and fixtures	47,602	28,786
Leasehold improvements	173,269	116,887
Total	796,225	605,395
Less accumulated depreciation	(320,167)	(243,654)
Property and equipment, net	$476,058	$361,741

6.	Goodwill and Other Intangible Assets

Goodwill
Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2013	$150,871
2014 acquisitions	78,072
Goodwill—June 30, 2014	$228,943

Other Intangible Assets
The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life
June 30, 2014:
Developed technology	$68,703	$(23,305)	$45,398	2.3 years
Trade name	7,000	(4,036)	2,964	1.4 years
Patents	51,359	(2,712)	48,647	10.9 years
Customer relationships	1,200	(500)	700	2.9 years
Other intangible assets	3,452	(1,986)	1,466	1.6 years
Total	$131,714	$(32,539)	$99,175	6.5 years
December 31, 2013:
Developed technology	$37,452	$(16,340)	$21,112	2.2 years
Trade name	7,000	(2,869)	4,131	1.9 years
Patents	16,398	(1,261)	15,137	11.1 years
Customer relationships	1,200	(380)	820	3.4 years
Other intangible assets	6,705	(4,859)	1,846	2.0 years
Total	$68,755	$(25,709)	$43,046	5.4 years

Amortization expense was $7.2 million and $5.7 million for the three months ended June 30, 2014 and 2013, respectively, and $12.0 million and $8.5 million for the six months ended June 30, 2014 and 2013, respectively. Estimated amortization expense of purchased intangible assets for future periods as of June 30, 2014 is as follows (in thousands):

Year Ending December 31,	Amortization expense
Remainder of 2014	$14,594
2015	26,415
2016	18,859
2017	6,549
2018	4,660
Thereafter	27,677
Total	$98,754

7.	Accrued Liabilities
The following table presents the detail of accrued liabilities for the periods presented (in thousands):

	June 30, 2014	December 31, 2013
Accrued vacation and employee-related expenses	$74,980	$64,757
Accrued incentives	30,304	60,081
Accrued commissions	25,635	32,218
Accrued sales tax and value-added taxes	12,510	10,851
Other accrued expenses	20,622	15,097
Total	$164,051	$183,004

8.	Other Income (Expense), Net
The following table presents the detail of other income (expense), net, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income	$1,329	$578	$2,334	$1,048
Net loss on foreign exchange and foreign currency derivative contracts	(220)	(819)	(195)	(1,752)
Net realized gain on sales of marketable securities	56	3	70	6
Other non-operating income (expense), net	32	(14)	14	138
Total other income (expense), net	$1,197	$(252)	$2,223	$(560)

9.	Income (Loss) Per Share
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

The following table presents the calculation of basic and diluted net income (loss) per share per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$(894)	$(140)	$3,108	$626	$(12,494)	$(1,985)	$21,810	$4,540
Denominator:
Weighted-average common shares outstanding	105,698	16,472	92,560	18,654	104,903	16,668	91,325	19,009
Basic net income (loss) per share attributable to common stockholders	$(0.01)	$(0.01)	$0.03	$0.03	$(0.12)	$(0.12)	$0.24	$0.24
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$(894)	$(140)	$3,108	$626	$(12,494)	$(1,985)	$21,810	$4,540
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(140)	—	626	—	(1,985)	—	4,540	—
Reallocation of undistributed earnings to Class B shares	—	—	—	103	—	—	—	791
Allocation of undistributed earnings	$(1,034)	$(140)	$3,734	$729	$(14,479)	$(1,985)	$26,350	$5,331
Denominator:
Number of shares used in basic calculation	105,698	16,472	92,560	18,654	104,903	16,668	91,325	19,009
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	16,472	—	18,654	—	16,668	—	19,009	—
Employee stock options	—	—	4,294	4,109	—	—	4,645	4,464
RSUs and other dilutive securities	—	—	1,119	—	—	—	1,038	—
Number of shares used in diluted calculation	122,170	16,472	116,627	22,763	121,571	16,668	116,017	23,473
Diluted net income (loss) per share attributable to common stockholders	$(0.01)	$(0.01)	$0.03	$0.03	$(0.12)	$(0.12)	$0.23	$0.23

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee stock options	4,446	703	4,664	480
RSUs and other	4,669	197	4,359	324
Total	9,115	900	9,023	804

10.	Commitments and Contingencies
Aggregate Future Lease Commitments
The Company leases its office facilities and data centers under operating lease agreements, the longest of which is expected to expire in 2027. The Company’s future minimum payments, which exclude operating expenses, under non-cancelable operating leases for office facilities and data centers having initial terms in excess of one year as of June 30, 2014 are as follows (in thousands):

Year Ending December 31,	Operating Leases
Remainder of 2014	$40,219
2015	104,895
2016	120,294
2017	122,627
2018	121,059
Thereafter	828,653
Total minimum lease payments	$1,337,747
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
Common Stock
As of June 30, 2014, the Company had 106,358,908 shares and 16,243,457 shares of Class A common stock and Class B common stock outstanding, respectively. As of December 31, 2013, the Company had 103,194,534 and 17,157,215 shares of Class A common stock and Class B common stock outstanding, respectively.

Stock Option Activity
A summary of stock option activity for the six months ended June 30, 2014 is as follows:

	Stock Option Activity		Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted-Average Exercise Price
Outstanding—December 31, 2013	5,130,636	$34.54
Assumed options from acquisition	11,702	12.11
Granted	265,761	203.70
Exercised	(1,037,155)	12.47
Canceled or expired	(94,651)	37.37
Outstanding—June 30, 2014	4,276,293	$50.28	6.34	$528,183
Options vested and expected to vest as of June 30, 2014	4,133,337	$46.55	6.26	$524,890
Options vested and exercisable as of June 30, 2014	2,804,010	$18.45	5.50	$429,757
Aggregate intrinsic value represents the difference between the Company's closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange (“NYSE”) as of June 30, 2014 was $171.47. The total intrinsic value of options exercised was approximately $54.1 million and $147.6 million for the three months ended June 30, 2014 and 2013, respectively, and $182.1 million and $329.9 million for the six months ended June 30, 2014 and 2013, respectively.

RSU Activity
A summary of RSU activity for the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested—December 31, 2013	4,048,089	$144.53
Granted	1,753,149	188.26
Released	(788,080)	137.80
Canceled or expired	(271,244)	134.10
Unvested—June 30, 2014	4,741,914	$162.41
Stock-Based Compensation
Beginning in the first quarter of 2014, the Company transitioned from using the simplified method for calculating the expected term of options as described in the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment, because it believes there is sufficient historical information to derive a reasonable estimate. The calculation considers a combination of historical and estimated future exercise behavior.
The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented, excluding assumed acquisition-related stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Volatility	n/a	56%	46%	54%
Expected dividend yield	n/a	—	—	—
Risk-free rate	n/a	1.08%	1.12%	1.13%
Expected term (in years)	n/a	5.72	4.00	6.27
The weighted-average grant date fair value of options granted, excluding assumed acquisition-related stock options was $89.45 per share for the three months ended June 30, 2013 and $75.15 and $88.18 for the six months ended June 30, 2014 and 2013, respectively. There were no options granted in the three months ended June 30, 2014. The weighted-average grant date fair value of assumed acquisition-related stock options granted was $192.20 for the six months ended June 30, 2014. The weighted-average grant date fair value of assumed acquisition-related stock options granted was $166.08 for the three and six months ended June 30, 2013, respectively.
The following table presents the amount of stock-based compensation related to stock-based awards to employees and nonemployees on the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$6,831	$3,913	$12,667	$6,719
Sales and marketing	13,926	8,843	26,107	15,704
Product development	37,582	24,885	70,708	42,523
General and administrative	16,489	10,713	33,115	17,347
Total stock-based compensation	74,828	48,354	142,597	82,293
Tax benefit from stock-based compensation	(21,161)	(13,465)	(39,939)	(22,754)
Total stock-based compensation, net of tax effect	$53,667	$34,889	$102,658	$59,539

The Company capitalized $3.6 million and $2.6 million for the three months ended June 30, 2014 and 2013, respectively, and $6.3 million and $4.1 million for the six months ended June 30, 2014 and 2013, respectively, of stock-based compensation as website development costs.

12.	Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries; as such, earnings are to be reinvested indefinitely offshore. The determination of the interim period income tax provision utilizes the effective rate method, which requires the estimation of certain annualized components of the computation of income tax provision, including the estimate of the annual effective tax rate by legal entity and by jurisdiction.
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (the "2012 Act"). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Act extends the research credit for two years to December 31, 2013. As a result of the retroactive extension, the Company recognized a tax benefit of $14.0 million in the six months ended June 30, 2013 for qualifying amounts incurred in 2012. However, the federal research credit has not been extended for new research activities incurred after December 31, 2013 and as such, the Company will not have a similar tax benefit in 2014 unless there is a legislation change.
The Company recorded income tax expense of $16.3 million and $4.1 million for the three months ended June 30, 2014 and 2013, respectively, and $29.8 million and $4.8 million for the six months ended June 30, 2014 and 2013, respectively. The tax provision increased in the three and six months ended June 30, 2014 compared to the same periods last year primarily due to the expiration of the research tax credit for activities incurred after December 31, 2013, foreign tax losses which derive no benefit, acquisition costs, and non-deductible stock-based compensation. The Company's foreign losses increased during the three and six months ended June 30, 2014 compared to the same period last year primarily due to international research and development expenses, which had a higher growth rate than international revenues. International research and development expenses include costs charged by LinkedIn Corporation.

13.	Information About Revenue and Geographic Areas
In the second quarter of 2014, recruitment media products have been reclassified from Marketing Solutions to Talent Solutions as they are generally sold to Talent Solutions customers. Accordingly, prior period amounts have been recast to conform to the current year presentation. Recruitment media revenue was $18.2 million and $11.8 million in the three months ended June 30, 2014 and 2013, respectively, and $33.9 million and $21.9 million in the six months ended June 30, 2014 and 2013, respectively.
Revenue by geography is generally based on the shipping address of the customer.
The following tables present the Company’s revenue by product and geographic region for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue by product:
Talent Solutions	$322,227	$216,938	$613,821	$411,230
Marketing Solutions	106,476	73,747	192,540	138,535
Premium Subscriptions	105,174	72,976	200,709	138,601
Total	$533,877	$363,661	$1,007,070	$688,366

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue by geographic region:
United States	$317,774	$224,277	$602,652	$425,680
Other Americas (1)	35,527	26,857	67,431	51,033
Total Americas	353,301	251,134	670,083	476,713
EMEA(2)	134,930	84,691	252,801	159,848
APAC (3)	45,646	27,836	84,186	51,805
Total	$533,877	$363,661	$1,007,070	$688,366
 __________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)
No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.

14.	Subsequent Events

In July 2014, the Company entered into a definitive agreement to acquire Bizo, a leader in business audience marketing with technology that enables measurable display and social advertising, and acquired another company, for total consideration of approximately $207.1 million in cash and shares of LinkedIn Class A common stock. The total consideration to be issued in connection with the acquisitions is subject to adjustment based on (i) purchase price adjustment provisions, (ii) continuing service obligations to the Company of certain employees, and (iii) indemnification obligations of certain stockholders after the closing of the acquisition.

The acquisitions will be accounted for as business combinations, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition dates. The Company is currently working on the preliminary purchase price allocations and expects them to be completed by the end of the third quarter of 2014.

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
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 13, 2014.

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
In the three and six months ended June 30, 2014, we continued to grow as compared to the same periods in 2013 as our network of registered members and member engagement continued to increase and we continue to benefit from expanded product offerings and international expansion. Our net revenue was $533.9 million and $1,007.1 million for the three and six months ended June 30, 2014, respectively, which represented an increase of 47% and 46%, respectively, compared to the same periods in 2013. Our future growth will depend, in part, on our ability to continue to increase our member base and member engagement on both mobile and desktop devices, as well as continuing to expand our product offerings and international expansion, which we believe will result in increased sales of our Talent Solutions, Marketing Solutions and Premium Subscriptions to new and existing customers. As our net revenue increases, we expect our growth rate related to net revenue will decrease over time. Also, we believe the rate at which we are able to increase our member base and member engagement, as measured by our key metrics, will decelerate over time because of the large scale of our network, and that this may impact portions of our business.
In 2014, our philosophy is to continue to invest for long-term growth and we expect to continue to invest heavily in the following:

•
Talent. We expect to increase our workforce, which will result in an increase in headcount-related expenses, including stock-based compensation expense. As of June 30, 2014, we had 5,758 employees, which represented an increase of 36% compared to the same period last year.

•
Technology. We expect to continue to make significant capital expenditures to upgrade our technology and network infrastructure to improve the ability of our website to handle expected increases in usage, to enable the release of new features and solutions, and to scale for future growth.

•
Product. We expect to continue to invest heavily in our product development efforts, specifically around mobile, to enable our members and customers to derive more value from our platform. Mobile continues to be the fastest growing channel for member engagement, growing more than three times the rate of our internally measured unique visiting members, which we internally track and define as the monthly average number of members who have visited LinkedIn.com on either mobile or desktop environments at least once during a month. Mobile unique visiting members represent 45% of unique visiting members in the six months ended June 30, 2014.

•	Monetization. We expect to continue to aggressively expand our field sales organization to market our solutions both in the United States and internationally.
As a result of our investment philosophy, we may not be profitable on a U.S. generally accepted accounting principles (“GAAP”) basis in 2014.
 Recently Issued Accounting Guidance
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued new authoritative guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The guidance also requires significantly expanded disclosures about revenue recognition. This standard will be effective for us in the first quarter of 2017 and will be applied using either the full or modified retrospective adoption methods. Early adoption of this guidance is not permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our financial results.

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
The following table presents the number of registered members as of the periods presented by geographic region (certain items may not total due to rounding):

	June 30,
	2014		2013		% Change
	(in thousands)
Members by geographic region:
United States	103,818	33%	83,260	35%	25%
Other Americas (1)	54,121	17%	40,815	17%	33%
Total Americas	157,939	50%	124,075	52%	27%
EMEA (2)	98,866	32%	72,074	30%	37%
APAC (3)	56,623	18%	41,923	18%	35%
Total number of registered members (4)	313,428	100%	238,072	100%	32%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

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

•
Unique Visiting Members. In the second quarter of 2014, we transitioned to disclosing our internal measure of unique visiting members, which we internally track and define as the total number of members who have visited LinkedIn.com on desktop and mobile at least once during the month. Historically, we disclosed unique visitors based on data provided by comScore, a leading provider of digital marketing intelligence. comScore defines unique visitors as users who have visited our desktop website (which excludes mobile visitors) at least once during a month, regardless of whether they are members. We will no longer be disclosing unique visitors from comScore and prior period comparisons reflect our internal measure of unique visiting members. We believe our internal measure of unique visiting members is a more relevant measure of engagement on our website, particularly with the increase in engagement on mobile devices. We view unique visiting members as a key indicator of growth in our brand awareness among members and whether we are providing our members with useful products and features, thereby increasing member engagement. We believe that a higher level of member engagement will result in increased sales of our Talent Solutions, Marketing Solutions and Premium Subscriptions, as customers will have access to a larger pool of professional talent. Growth in unique visiting members will be driven by growth in the number of registered members, improvements to features and products that drive traffic to our website, and international expansion.

The following table presents the average monthly number of unique visiting members during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Unique visiting members (1), (3)	84,222	74,534	13%	83,160	69,735	19%
Mobile unique visiting members (2), (3)	37,514	25,645	46%	36,348	23,006	58%
 ______________________

(1)	Members who have visited LinkedIn.com on their desktops and/or mobile devices.

(2)	Members who have visited LinkedIn.com on their mobile devices.

(3)
We track unique visiting members using internal tools, which are subject to various risks. For more information, see “Risk Factors—The tracking of certain of our performance metrics is done with internal tools and is not independently verified. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.”

•
Member Page Views. In the second quarter of 2014, we transitioned to disclosing our internal measure of page views, which we internally track and define as the total number of page views on LinkedIn.com for desktop and mobile that members view during the measurement period. Historically, we disclosed page views based on data provided by comScore, which defines page views as the number of pages on our desktop website (which excludes mobile page views) that users view during the measurement period, regardless of whether they are members. We believe our internal measure of page views is a more relevant measure of engagement on our website, particularly with the increase in engagement on mobile devices. We will no longer be disclosing page views from comScore and prior period comparisons reflect our internal measure of member page views. Similar to unique visitors, we believe page views is a key indicator for gaining insight into whether we are increasing member engagement and whether our members are deriving value from our solutions. We expect growth in page views will be driven, in part, by growth in the number of registered members, improvements in products and features that drive member traffic to our website, and international expansion. However, page views may not capture all of the value that our members and other users derive from our solutions because part of the benefit of certain products and features is that the member does not need to visit our website to receive value from our platform. For example, members can respond to InMails they receive from other members without accessing their LinkedIn account or our website. In addition, mobile page views may be lower than they would otherwise be on desktop because a well-designed mobile app reduces the number of clicks and pages a user touches in order to create a high quality mobile experience.

The following table presents the number of page views during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Total page views (1), (2)	25,427	20,818	22%	51,358	38,927	32%
 ______________________

(1)	These metrics include member page views on LinkedIn.com for desktop and mobile.

(2)
We track page views using internal tools, which are subject to various risks. For more information, see “Risk Factors—The tracking of certain of our performance metrics is done with internal tools and is not independently verified. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.”

•
Number of LinkedIn Corporate Solutions Customers. We define the number of LinkedIn Corporate Solutions customers as the number of enterprises and professional organizations that we have under active contracts for this product as of the date of measurement. Our LinkedIn Corporate Solutions include LinkedIn Recruiter, Job Slots, LinkedIn Recruitment Media and LinkedIn Career Pages, which are all part of Talent Solutions. LinkedIn Corporate Solutions does not include LinkedIn Jobs or Subscriptions. We believe the number of LinkedIn Corporate Solutions customers is an indicator of our market penetration in the online recruiting market and the value that our products bring to both large and small enterprises and professional organizations.

The following table presents the number of LinkedIn Corporate Solutions customers as of the periods presented:

	June 30,
	2014	2013	% Change

LinkedIn Corporate Solutions customers	28,080	20,256	39%

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

The following table presents our net revenue by field sales and online sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	($ in thousands)
Field sales	$318,984	60%	$209,227	58%	$594,246	59%	$393,198	57%
Online sales	214,893	40%	154,434	42%	412,824	41%	295,168	43%
Net revenue	$533,877	100%	$363,661	100%	$1,007,070	100%	$688,366	100%
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(934)	$3,734	$(14,253)	$26,350
Provision for income taxes	16,253	4,109	29,834	4,827
Other (income) expense, net	(1,197)	252	(2,223)	560
Depreciation and amortization	56,306	32,193	106,046	57,999
Stock-based compensation	74,828	48,354	142,597	82,293
Adjusted EBITDA	$145,256	$88,642	$262,001	$172,029

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
There have been no material changes to the our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 13, 2014.

Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(As a percentage of revenue)
Condensed Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13	14	13	13
Sales and marketing	35	34	35	34
Product development	24	26	25	26
General and administrative	15	15	15	14
Depreciation and amortization	11	9	11	8
Total costs and expenses	97	98	99	95
Income from operations	3	2	1	5
Other income (expense), net	—	—	—	—
Income before income taxes	3	2	2	5
Provision for income taxes	3	1	3	1
Net income (loss)	—	1	(1)	4
Accretion of redeemable noncontrolling interest	—	—	—	—
Net income (loss) attributable to common stockholders	—%	1%	(1)%	4%
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
Premium Subscriptions. Revenue from Premium Subscriptions is derived from selling various subscriptions to customers that allow users to have further access to premium services on our LinkedIn.com website. We offer our members monthly or annual subscriptions. Revenue from Premium Subscriptions is recognized ratably over the contract period, which is generally one to 12 months.

In the second quarter of 2014, recruitment media products have been reclassified from Marketing Solutions to Talent Solutions as they are generally sold to Talent Solutions customers. Accordingly, prior period amounts have been recast to conform to the current year presentation. Recruitment media revenue was $18.2 million and $11.8 million in the three months ended June 30, 2014 and 2013, respectively, and $33.9 million and $21.9 million in the six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Revenue by product:
Talent Solutions	$322,227	$216,938	49%	$613,821	$411,230	49%
Marketing Solutions	106,476	73,747	44%	192,540	138,535	39%
Premium Subscriptions	105,174	72,976	44%	200,709	138,601	45%
Total	$533,877	$363,661	47%	$1,007,070	$688,366	46%
Percentage of revenue by product: (1)
Talent Solutions	60%	60%		61%	60%
Marketing Solutions	20%	20%		19%	20%
Premium Subscriptions	20%	20%		20%	20%
Total	100%	100%		100%	100%
  ______________________
(1)     Certain items may not total due to rounding.
Total net revenue increased $170.2 million and $318.7 million in the three and six months ended June 30, 2014, respectively, compared to the same periods last year. Net revenue from our Talent Solutions increased $105.3 million and $202.6 million in the three and six months ended June 30, 2014, respectively, compared to the same periods last year. These increases were driven by increased spending by existing customers as well as generating business from new customers, as evidenced by the 39% increase in the number of LinkedIn Corporate Solutions customers as of June 30, 2014 compared to June 30, 2013.
Net revenue from our Marketing Solutions increased $32.7 million and $54.0 million in the three and six months ended June 30, 2014, respectively, compared to the same periods last year primarily due to the introduction of our Sponsored Updates product in our field sales and self-service channels, which was launched in the third quarter of 2013, and to a lesser extent sales of our display advertising products. Sponsored Updates allows marketers to show paid content in LinkedIn members' update feeds. Sponsored content represents 28% and 26% of Marketing Solutions revenue, for the three and six months ended June 30, 2014, respectively, and we expect it to continue to represent a larger percentage of Marketing Solutions revenue as we continue to gain traction in our shift to content marketing.
Net revenue from our Premium Subscriptions increased $32.2 million and $62.1 million in the three and six months ended June 30, 2014, respectively, compared to the same periods last year as a result of an increase in the number of premium subscribers in part driven by higher member engagement. Specifically, the number of registered members is a meaningful metric in evaluating and understanding net revenue from our Premium Subscriptions because an increase in the number of registered members has historically led to a proportionate increase in the number of premium subscribers. In addition, our Sales Solutions products, which include Sales Navigator, are continuing to grow at a faster rate than our other Premium Subscription products as well as continuing to represent a larger percentage of total Premium Subscriptions revenue.

The following table presents our net revenue by geographic region:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Revenue by geographic region:
United States	$317,774	$224,277	42%	$602,652	$425,680	42%
Other Americas (1)	35,527	26,857	32%	67,431	51,033	32%
Total Americas	353,301	251,134	41%	670,083	476,713	41%
EMEA (2)	134,930	84,691	59%	252,801	159,848	58%
APAC (3)	45,646	27,836	64%	84,186	51,805	63%
Total	$533,877	$363,661	47%	$1,007,070	$688,366	46%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

International revenue increased $76.7 million and $141.7 million in the three and six months ended June 30, 2014, respectively, compared to the same periods last year. International revenue represented 40% and 38% of total revenue in the three and six months ended June 30, 2014 and June 30, 2013, respectively. The increase in international revenue, in absolute dollars and as a percentage of total revenue, is primarily due to the expansion of our international field sales organization and our site localization efforts. As of June 30, 2014, we operated our websites and mobile applications in 23 languages, and continued our expansion outside of the United States. We expect international revenue to increase on an absolute basis and as a percentage of revenue in 2014 as we continue to focus expanding our sales force outside the United States in key markets where our member engagement supports business efforts at scale.

The following table presents our net revenue by geography, by product:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Revenue by geography, by product:
United States
Talent Solutions	$197,852	$140,420	41%	$378,255	$266,350	42%
Marketing Solutions	59,383	41,259	44%	108,421	78,925	37%
Premium Subscriptions	60,539	42,598	42%	115,976	80,405	44%
Total United States revenue	$317,774	$224,277		$602,652	$425,680
International
Talent Solutions	$124,375	$76,518	63%	$235,566	$144,880	63%
Marketing Solutions	47,093	32,488	45%	84,119	59,610	41%
Premium Subscriptions	44,635	30,378	47%	84,733	58,196	46%
Total International revenue	$216,103	$139,384		$404,418	$262,686

Total	$533,877	$363,661		$1,007,070	$688,366
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$69,536	$49,264	41%	$131,991	$91,648	44%
Percentage of net revenue	13%	14%		13%	13%
Headcount (at period end)	883	616	43%	883	616	43%
Cost of revenue increased $20.3 million and $40.3 million in the three and six months ended June 30, 2014, respectively, compared to the same periods last year. The increases during the same periods were primarily attributable to $11.2 million and $23.4 million in headcount related expenses, $6.1 million and $10.6 million in web hosting service expenses, and $2.5 million and $5.5 million in facilities and related costs, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Sales and marketing	$184,494	$122,276	51%	$351,016	$231,693	52%
Percentage of net revenue	35%	34%		35%	34%
Headcount (at period end)	2,452	1,822	35%	2,452	1,822	35%
Sales and marketing expenses increased $62.2 million and $119.3 million in the three and six months ended June 30, 2014, respectively, compared to the same periods last year. The increases during the same periods were primarily attributable to $52.7 million and $101.1 million in headcount related expenses as we continue to expand our field sales organization, $4.5 million and $7.5 million in facilities and related costs, and $3.5 million and $5.8 million in consulting services, respectively.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Product development	$128,731	$95,608	35%	$249,353	$176,280	41%
Percentage of net revenue	24%	26%		25%	26%
Headcount (at period end)	1,555	1,204	29%	1,555	1,204	29%
Product development expenses increased $33.1 million and $73.1 million in the three and six months ended June 30, 2014, respectively, compared to the same periods last year. The increases during the same periods were primarily attributable to $28.6 million and $65.1 million in headcount related expenses as a result of our focus on developing new features and products to encourage member growth and engagement. We also experienced an increase in $3.0 million and $5.6 million in facilities and related costs.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
General and administrative	$80,688	$56,225	44%	$155,306	$99,009	57%
Percentage of net revenue	15%	15%		15%	14%
Headcount (at period end)	868	599	45%	868	599	45%
General and administrative expenses increased $24.5 million and $56.3 million in the three and six months ended June 30, 2014, respectively, compared to the same periods last year. The increases during the same periods were primarily attributable to $16.8 million and $39.0 million in headcount related expenses to support our overall growth.We also experienced an increase in legal and consulting services of $3.0 million and $9.8 million and facilities and related costs of $2.4 million and $4.0 million, respectively.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Depreciation and amortization	$56,306	$32,193	75%	$106,046	$57,999	83%
Percentage of net revenue	11%	9%		11%	8%
Depreciation and amortization expenses increased $24.1 million and $48.0 million in the three and six months ended June 30, 2014, respectively, compared to the same periods last year. The increases in depreciation expense of $22.6 million and $44.5 million in the three and six months ended June 30, 2014, respectively, were primarily a result of our continued investment in expanding our technology infrastructure in order to support continued growth in our member base, and to a lesser extent, increases in amortization of acquired intangible assets of $1.5 million and $3.5 million, respectively.
Other Income (Expense), Net
Other income (expense), net consists primarily of the interest income earned on our investments and foreign exchange gains and losses. Hedging strategies that we have implemented or may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Interest income	$1,329	$578	$2,334	$1,048
Net loss on foreign exchange and foreign currency derivative contracts	(220)	(819)	(195)	(1,752)
Net realized gain on sales of marketable securities	56	3	70	6
Other non-operating income (expense), net	32	(14)	14	138
Total other income (expense), net	$1,197	$(252)	$2,223	$(560)
Other income (expense), net increased $1.4 million and $2.8 million in the three and six months ended June 30, 2014, respectively, compared to the same periods last year. The increases were primarily due to interest earned on higher investment balances and decreases in foreign exchange losses compared to the same periods last year.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. We expect that our provision for income taxes may equal or exceed income before taxes in 2014.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$16,253	$4,109	296%	$29,834	$4,827	518%
Income tax expense increased $12.1 million and $25.0 million in the three and six months ended June 30, 2014, respectively, compared to the same periods last year primarily due to the expiration of the research tax credit applicable to activities incurred after December 31, 2013, foreign tax losses which derive no benefit, acquisition costs, and non-deductible stock-based compensation. Foreign tax losses increased in the three and six months ended June 30, 2014 compared to same periods last year due to international research and development expenses growing at a faster rate than international revenue. International research and development expenses include costs charged by LinkedIn Corporation.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$185,301	$137,467
Depreciation and amortization	106,046	57,999

Cash flows provided by operating activities	$257,294	$227,994
Cash flows used in investing activities	(480,592)	(282,935)
Cash flows provided by financing activities	63,875	49,610
As of June 30, 2014, we had cash and cash equivalents of $645.1 million and marketable securities of $1,721.8 million. Our cash equivalents and marketable securities are comprised primarily of U.S. agency securities, U.S. treasury securities, corporate debt securities, money market funds and commercial paper. As of June 30, 2014, the amount of cash and cash equivalents held by foreign subsidiaries was $190.5 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries. The income tax liability would be insignificant if these earnings were to be repatriated. We believe that our existing cash and cash equivalents and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Operating Activities
Operating activities provided $257.3 million of cash in the six months ended June 30, 2014. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $89.2 million, partially offset by an increase accounts receivable of $50.2 million, an increase in excess tax benefit from stock-based compensation of $34.6 million, which is reclassified as a financing activity, and an increase in prepaid expenses and other assets of $16.2 million. The increase in our deferred revenue was primarily due to increases in transaction volumes in the six months ended June 30, 2014. We had a net loss in the six months ended June 30, 2014 of $14.3 million, which included non-cash stock-based compensation of $142.6 million and non-cash depreciation and amortization of $106.0 million.
Operating activities provided $228.0 million of cash in the six months ended June 30, 2013, as a result of our improved operating performance compared to the same period last year. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $73.4 million and accounts payable and other liabilities increasing $20.8 million, partially offset by an increase in prepaid expenses and other assets of $17.8 million and an increase in excess tax benefit from stock-based compensation of $17.6 million, which is reclassified as a financing activity. The increases in our deferred revenue and accounts payable and other liabilities were primarily due to increases in transaction volumes in the six months ended June 30, 2013. We had net income in the six months ended June 30, 2013 of $26.4 million, which included non-cash stock-based compensation of $82.3 million and non-cash depreciation and amortization of $58.0 million.
Investing Activities
Our primary investing activities have consisted of purchases of investments, purchases of property and equipment specifically related to the build out of our data centers, as well as payments for intangible assets and strategic acquisitions. We also continued to invest in technology hardware to support our growth, software to support website functionality development, website operations and our corporate infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software development. We expect to continue to invest in property and equipment and development of software during the remainder of 2014.
In the six months ended June 30, 2014, we had net purchases of investments of $200.7 million, purchases of property and equipment of $185.3 million, and payments for intangible assets and acquisitions, net of cash acquired of $89.9 million. In the six months ended June 30, 2013, we had net purchases of investments of $135.4 million and purchases of property and equipment of $137.5 million.

Financing Activities
In the six months ended June 30, 2014 and June 30, 2013, our financing activities consisted primarily of net proceeds from the issuance of common stock from employee stock option exercises and stock purchase plan, as well as the excess income tax benefit from stock-based compensation.

Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of June 30, 2014.

Contractual Obligations
We lease office space for our headquarters in Mountain View, California, under operating leases that expires in 2023. We lease other facilities around the world, including office space in Sunnyvale and Mountain View, California, to be constructed by our landlord, the longest of which expires in 2027. We have several material long-term purchase obligations outstanding with third parties. We do not have any debt or material capital lease obligations. As of June 30, 2014, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$1,337,747	$89,965	$236,563	$243,218	$768,001
Purchase obligations	$52,252	$34,340	$17,838	$74	$—

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
Interest Rate Fluctuation Risk
We had cash, cash equivalents and marketable securities of $2,366.9 million and $2,329.3 million as of June 30, 2014 and December 31, 2013, respectively. This amount was invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At June 30, 2014, the weighted-average duration of our investment portfolio was less than one year.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of June 30, 2014, a hypothetical increase in interest rates of 1% (100 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $12.8 million, and a hypothetical increase of 0.5% (50 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $6.4 million.
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
As of June 30, 2014, we had outstanding foreign currency derivative contracts with a total notional amount of $160.9 million. If overall foreign currency exchange rates appreciated (depreciated) uniformly by 5% against the U.S. Dollar, our foreign currency derivative contracts outstanding as of June 30, 2014 would experience a loss (gain) of approximately $7.4 million.
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
We track certain performance metrics with internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may also change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithm or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer term strategies. If our performance metrics are not accurate representations of our member base or engagement levels, or if we discover material inaccuracies in our metrics, our reputation may be harmed and our operating and financial results could be adversely affected, causing our stock price to decline. In addition, historically, we reported information regarding certain of our internal metrics based on data provided by comScore, a leading provider of digital marketing intelligence. We recently began disclosing certain of these internal metrics, as opposed to reporting the comScore information, and inconsistency between these internal metrics and comScore data regarding our metrics could confuse investors or lead to questions about the integrity of our internal data.
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
Our members are increasingly accessing LinkedIn on mobile devices. While many of our members who use our online services on mobile devices also access LinkedIn through personal computers, as we have developed our mobile solutions, we have seen substantial growth in mobile usage. Advertising is a source of revenue for us, and it is not clear that we will be able find ways for our Marketing Solutions product to be effectively used on mobile devices. While we now offer sponsored updates on mobile devices, historically, our Marketing Solutions products have not been made widely available on mobile products, and subsequently have not generated a material amount of revenue. We are devoting valuable resources to solutions related to monetization of mobile usage, and cannot assure you that these solutions will be successful. If our members increasingly use mobile devices as a substitute for access to our online services as opposed to personal computers, and if we are unable to successfully implement monetization strategies for our solutions on mobile devices, or these strategies are not as successful as our offerings for personal computers, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected.
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
We collect, process, store, share, disclose and use information from and about our members, customers and users, including personal information and other data, and we enable our members to passively and proactively share their personal information with each other and with third parties and to communicate and share news and other information into and across our platform. There are numerous federal, state and local laws around the world regarding privacy and security, including the collection, storing, sharing, using, processing, disclosing and protecting of personal information and other data from and about our members, the scope of which are changing, subject to differing interpretations, and require conflicting obligations and which may be costly to comply with and may be inconsistent among countries and jurisdictions or conflict with other rules.
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
Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to members, customers or other third parties, or our privacy or security-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal or other information, which may include personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws, our policies or other privacy or secuirty-related obligations, such violations may also put our members’ information at risk and could in turn have an adverse effect on our business.
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
In the U.S., the federal government, including the White House, the Federal Trade Commission, the Department of Commerce and Congress, and many state governments are reviewing the need for greater regulation of the collection, use and storage of information concerning consumer behavior with respect to online services, including regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. Recently, the State of California and other states passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from Internet browsers, the ability to delete information of minors, and new definitions that may impact data breach notification requirements. California and several other states have also adopted privacy guidelines with respect to mobile applications. In addition, the European Union is in the process of promulgating a new General Data Protection Regulation, which may result in significantly greater compliance burdens for companies with users and operations in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.
In addition, government agencies and regulators have reviewed, are reviewing and will continue to review, the privacy practices of online media companies including our privacy policy and practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number online social media companies. These reviews can and have resulted in changes to our products and policies, and could result in additional changes in the future. If we are unable to comply with any such reviews that result in recommendations rather than binding changes, or if the recommended changes result in degradation of our products, our business could be harmed.
Our business, including our ability to operate and expand internationally or on new technology platforms, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our members share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the storage, use or disclosure of data our members choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that we collect about our members.
Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.
We are subject to a variety of laws in the United States and abroad, including laws regarding privacy, data protection, data security, data retention and consumer protection, accessibility, sending electronic messages and the provision of online payment services that are continuously evolving and developing. In addition, some of our members are subject to laws and/or licensing or certification obligations that may restrict their ability to engage with LinkedIn’s online services. The scope and interpretation of the laws and other obligations that are or may be applicable to us or certain groups of our members are often uncertain and may be conflicting, particularly laws and other obligations outside the United States. For example, laws related to the online dissemination of content of others and laws related to sending messages over online service are continuing to evolve and are being tested pursuant to actions based on, among other things, invasion of privacy, spam, and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials and messages sent or provided by others. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy, spam, data storage, data protection and other matters that may be applicable to our business, including Canada’s anti-spam law. Compliance with these laws may require substantial investment or may provide technical challenges for our business. It is also likely that as our business grows, evolves, and an increasing portion of our business shifts to mobile, and our solutions are used in a greater number of countries and additional groups, we will become subject to laws and regulations in additional jurisdictions. Further, as our services and solutions expand to include more content (including from third parties), additional laws and regulations may become applicable to our products and offerings including laws requiring us to restrict the availability of such content on a geographical basis or to certain groups of members. In some cases, laws and legal obligations of various jurisdictions may be ambiguous or conflict as to LinkedIn’s right to display and distribute certain content as part of its online services. Users of our site and our solutions could also abuse or misuse our products in ways that violate laws. It is difficult to predict how existing laws will be applied to our business and the new laws and legal obligations to which we may become subject.
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

These investments may not result in increased revenue or growth in our business, and will increase our expenses. Even if our revenue continues to increase, we expect that due to increased expenses, in particular, stock-based compensation, depreciation and amortization and provision for income taxes, we may incur a GAAP loss during future periods including the third quarter of 2014. If we fail to continue to grow our revenue and overall business, our operating results and business would be harmed.

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
Members-professional networks. The market for online professional networks is new and rapidly evolving. Other companies such as Facebook, Google, Microsoft and Twitter are developing or could develop competing solutions. Further, some of these companies are partnering with third parties to offer products and services that could compete with ours. Additionally, we face competition from a number of companies outside the United States that provide online professional networking solutions, as well as Internet companies in the customer relationship management market. We also compete against smaller companies that focus on groups of professionals within a specific industry or vertical. Our competitors may announce new products, services or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and operating results. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results.
Enterprises and professional organizations-Talent Solutions. With respect to our Talent Solutions, we compete with online recruiting companies, talent management companies and larger companies that are focusing on talent management and human resource services, such as Oracle, SAP and IBM, and traditional recruiting firms. Additionally, other companies, including newcomers to the recruiting industry, may partner with Internet companies, including social networking companies, to provide services that compete with our solutions, either on their own or as third party applications. If the efficiency and usefulness of our products to enterprises and professional organizations do not continue to exceed those provided by competitors, we will not be able to compete successfully. These factors are influenced by the number and engagement of our members.
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
We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of June 30, 2014, approximately 35% of our employees had been with us for less than one year and approximately 63% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. In particular, we intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. The significant increase in the price of our Class A common stock since we became a public company in 2011 may make it more difficult or costly in the future to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other Internet and high-growth companies, which include both publicly traded and privately-held companies. As we have transitioned from a private company to a public company, this competition has become even more acute in assessing appropriate compensation packages, particularly, determining the mix of cash and equity compensation. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion, and because of our growth, we have significantly expanded our operating lease commitments, which has increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.
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
We have offices around the world and our websites and mobile applications are available in numerous other languages. For the three and six months ended June 30, 2014, respectively, international revenue represented 40% of our total revenue. We expect to continue to expand our international operations in the future, particularly in emerging markets, by opening offices in new jurisdictions and expanding our offerings in new languages. However, we have limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally including in emerging markets, requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. International expansion has required and will continue to require us to invest significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

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
Finally, we recently established a joint venture to explore expansion of our operations in the People’s Republic of China, which is in its early stages. The PRC’s laws and regulations, as they apply to our business operations in Mainland China, have resulted in modifications to how we provide our products and services and which products and services we offer in Mainland China. For example, the PRC government has adopted regulations that govern the dissemination of content over the Internet. Failure to comply with these requirements may mean that we will not obtain necessary licenses to operate in Mainland China, result in the blocking of our services in Mainland China, or lead to the loss of licenses to operate in Mainland China once we have obtained them. In addition, our compliance with these rules could harm our reputation and brand. We will need to allocate significant resources to developing our presence in China, and we may not be successful in doing so.
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
We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases, domain names and patents as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights and other rights provided under foreign laws, as well as through contractual restrictions. We have a practice of entering into confidentiality and invention assignment agreements with our employees and contractors, and often enter into confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. In addition, from time to time we make our intellectual property available to others under license agreements. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information, infringement of our intellectual property rights or deter independent development of similar or competing technologies by others.
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
We have made and will continue to make acquisitions to add employees, complementary companies, products, or technologies. These transactions could be material to our financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

•
liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and

•	failure to accurately forecast the financial impact of an acquisition transaction, including accounting charges.
These risks or other problems encountered in connection with our acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and adversely affect our business generally.
Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. In addition, any acquisitions we announce could be viewed negatively by users, marketers, developers or investors.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 60.4% of the voting power of our outstanding capital stock as of June 30, 2014. Our co-founder and Chair, Reid Hoffman, held approximately 12.0% of our outstanding shares of Class A and Class B common stock, representing approximately 55.0% of the voting power of our outstanding capital stock as of June 30, 2014. Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters for the foreseeable future.

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
The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2014, the closing price of our Class A common stock ranged from $142.33 to $230.56 through July 31, 2014. Fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have at times experienced extreme price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our Class A common stock. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

Item 2. Unregistered Sales of Equity Securities
Issuer Purchases of Equity Securities
No shares of our Class A or Class B common stock were repurchased during the three months ended June 30, 2014.

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

LINKEDIN CORPORATION

Dated:	July 31, 2014	By:	/s/ Jeffrey Weiner
Jeffrey Weiner
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	July 31, 2014	By:	/s/ Steven Sordello
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