Form 10-Q
period 2014-09-30
LINKEDIN CORP
filed 2014-10-30
CIK 1271024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2014, there were 108,324,944 shares of the Registrant’s Class A common stock outstanding and 15,851,744 shares of the Registrant’s Class B common stock outstanding.

LINKEDIN CORPORATION
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
LINKEDIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$526,837	$803,089
Marketable securities	1,736,958	1,526,212
Accounts receivable (net of allowance for doubtful accounts of $13,356 and $6,138 at September 30, 2014 and December 31, 2013, respectively)	344,773	302,168
Deferred commissions	40,810	47,496
Prepaid expenses	55,571	32,114
Other current assets	79,795	44,391
Total current assets	2,784,744	2,755,470
Property and equipment, net	557,017	361,741
Goodwill	356,369	150,871
Intangible assets, net	140,802	43,046
Other assets	67,080	41,665
TOTAL ASSETS	$3,906,012	$3,352,793
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$106,658	$66,744
Accrued liabilities	188,983	183,004
Deferred revenue	463,576	392,243
Total current liabilities	759,217	641,991
DEFERRED TAX LIABILITIES	41,327	14,879
OTHER LONG TERM LIABILITIES	105,043	61,529
Total liabilities	905,587	718,399
COMMITMENTS AND CONTINGENCIES (Note 10)
REDEEMABLE NONCONTROLLING INTEREST	5,327	5,000
STOCKHOLDERS’ EQUITY (Note 11):
Class A and Class B common stock	12	12
Additional paid-in capital	2,957,524	2,573,449
Accumulated other comprehensive income	685	314
Accumulated earnings	36,877	55,619
Total stockholders’ equity	2,995,098	2,629,394
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY	$3,906,012	$3,352,793
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$568,265	$392,960	$1,575,335	$1,081,326
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	74,904	53,395	206,895	145,043
Sales and marketing	199,168	133,172	550,184	364,865
Product development	136,542	106,223	385,895	282,503
General and administrative	89,266	61,767	244,572	160,776
Depreciation and amortization	59,782	33,767	165,828	91,766
Total costs and expenses	559,662	388,324	1,553,374	1,044,953
Income from operations	8,603	4,636	21,961	36,373
Other income (expense), net	152	156	2,375	(404)
Income before income taxes	8,755	4,792	24,336	35,969
Provision for income taxes	12,917	8,155	42,751	12,982
Net income (loss)	(4,162)	(3,363)	(18,415)	22,987
Accretion of redeemable noncontrolling interest	(101)	—	(327)	—
Net income (loss) attributable to common stockholders	$(4,263)	$(3,363)	$(18,742)	$22,987

Net income (loss) per share attributable to common stockholders:
Basic	$(0.03)	$(0.03)	$(0.15)	$0.21
Diluted	$(0.03)	$(0.03)	$(0.15)	$0.20
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	123,427	113,940	122,197	111,552
Diluted	123,427	113,940	122,197	117,090
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(4,162)	$(3,363)	$(18,415)	$22,987
Other comprehensive income:
Change in unrealized gains (losses) on investments, net of tax	(228)	537	266	229
Less: reclassification adjustment for net investment (gains) losses included in net income (loss), net of tax	50	(3)	105	(19)
Total other comprehensive income (loss)	(178)	534	371	210
Comprehensive income (loss)	(4,340)	(2,829)	(18,044)	23,197
Accretion of redeemable noncontrolling interest	(101)	—	(327)	—
Comprehensive income (loss) attributable to common stockholders	$(4,441)	$(2,829)	$(18,371)	$23,197
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(18,415)	$22,987
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	165,828	91,766
Provision for doubtful accounts and sales returns	9,130	3,521
Stock-based compensation	225,507	136,738
Excess income tax benefit from stock-based compensation	(47,735)	(27,747)
Changes in operating assets and liabilities:
Accounts receivable	(34,569)	(7,991)
Deferred commissions	6,664	1,779
Prepaid expenses and other assets	(28,345)	(14,139)
Accounts payable and other liabilities	60,315	70,406
Income taxes, net	29,538	(1,257)
Deferred revenue	70,602	77,957
Net cash provided by operating activities	438,520	354,020
INVESTING ACTIVITIES:
Purchases of property and equipment	(306,022)	(220,625)
Purchases of investments	(1,888,616)	(642,442)
Sales of investments	243,109	111,357
Maturities of investments	1,426,916	128,779
Payments for intangible assets and acquisitions, net of cash acquired	(250,755)	(15,303)
Changes in deposits and restricted cash	(25,265)	(4,898)
Net cash used in investing activities	(800,633)	(643,132)
FINANCING ACTIVITIES:
Proceeds from follow-on offering, net of offering costs	—	1,348,419
Proceeds from issuance of common stock from employee stock options	26,555	27,146
Proceeds from issuance of common stock from employee stock purchase plan	16,324	11,500
Excess income tax benefit from stock-based compensation	47,735	27,747
Other financing activities	(1,875)	811
Net cash provided by financing activities	88,739	1,415,623
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,878)	(627)
CHANGE IN CASH AND CASH EQUIVALENTS	(276,252)	1,125,884
CASH AND CASH EQUIVALENTS—Beginning of period	803,089	270,408
CASH AND CASH EQUIVALENTS—End of period	$526,837	$1,396,292
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$46,319	$24,196
Issuance of Class A common stock and stock options for business combinations	$64,207	$40,927
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business and Basis of Presentation
LinkedIn Corporation, a Delaware corporation, and its subsidiaries, ("LinkedIn" or the “Company”), operate an online professional network on the Internet through which the Company’s members are able to create, manage and share their professional identities online, build and engage with their professional networks, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. The Company is the world’s largest professional network on the Internet and believes it is the most extensive, accurate and accessible network focused on professionals.

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
Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported outside of permanent equity equal to its redemption value as of the balance sheet date.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2014 and December 31, 2013, are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2014:
Assets:
Cash equivalents:
Money market funds	$166,222	$—	$—	$166,222
Commercial paper	—	25,847	—	25,847
U.S. treasury securities	111,986	—	—	111,986
U.S. agency securities	—	38,000	—	38,000
Marketable securities:
Commercial paper	—	76,990	—	76,990
Certificates of deposit	—	20,430	—	20,430
U.S. treasury securities	506,791	—	—	506,791
U.S. agency securities	—	567,146	—	567,146
Corporate debt securities	—	552,215		552,215
Municipal securities	—	13,386	—	13,386
Other current assets:
Foreign currency derivative contracts	—	5,350	—	5,350
Total assets	$784,999	$1,299,364	$—	$2,084,363
Liabilities:
Accrued liabilities:
Foreign currency derivative contracts	$—	$77	$—	$77
Total liabilities	$—	$77	$—	$77
December 31, 2013:
Assets:
Cash equivalents:
Money market funds	$242,712	$—	$—	$242,712
Commercial paper	—	15,698	—	15,698
U.S. treasury securities	318,495	—	—	318,495
U.S. agency securities	—	50,000	—	50,000
Repurchase agreements	—	1,400	—	1,400
Marketable securities:
Commercial paper	—	85,947	—	85,947
Certificates of deposit	—	20,025	—	20,025
U.S. treasury securities	149,908	—	—	149,908
U.S. agency securities	—	928,473	—	928,473
Corporate debt securities	—	326,345	—	326,345
Municipal securities	—	15,514	—	15,514
Other current assets:
Foreign currency derivative contracts	—	453	—	453
Total assets	$711,115	$1,443,855	$—	$2,154,970
Liabilities:
Accrued liabilities:				—
Foreign currency derivative contracts	$—	$1,129	$—	$1,129
Total liabilities	$—	$1,129	$—	$1,129

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

As of September 30, 2014 and December 31, 2013, the Company had outstanding foreign currency derivative contracts with a total notional amount of $153.0 million and $94.8 million, respectively.

3.	Acquisitions
Bizo
On August 13, 2014, LinkedIn completed its acquisition of Bizo, Inc. ("Bizo"), a San Francisco, California-based privately held company that enables measurable display and social advertising programs specifically focused on professional segments. LinkedIn's purchase price of $161.0 million for all the outstanding shares of capital stock of Bizo consisted of $154.2 million in cash and the fair value of assumed Bizo equity awards. In connection with these assumed awards, LinkedIn issued 70,172 stock options and 1,788 restricted stock units ("RSUs"). The fair value of the earned portion of assumed stock options of $6.8 million is included in the purchase price, with the remaining fair value of $4.0 million resulting in post-acquisition compensation expense that will be recognized over the requisite service period of approximately two years from the date of acquisition.
The purchase price is subject to adjustment based on finalization of preliminary estimates in connection with provisions and income and other taxes.
To retain the services of certain former Bizo employees, LinkedIn offered 67,664 shares of non-vested Class A common stock with a total fair value of $14.6 million that will be earned over two years from the date of acquisition. As the shares are subject to post-acquisition employment, the Company is accounting for them as post-acquisition compensation expense.
Bright
On February 28, 2014, LinkedIn completed its acquisition of Bright Media Corporation ("Bright"), a San Francisco, California-based privately held online job board with candidate matching capabilities. LinkedIn's purchase price of $100.6 million for all the outstanding shares of capital stock of Bright consisted of $50.5 million in cash and 241,875 shares of LinkedIn Class A common stock. LinkedIn also issued 11,702 stock options related to assumed Bright equity awards. The fair value of the earned portion of assumed stock options of $0.8 million is included in the purchase price, with the remaining fair value of $1.4 million representing post-acquisition compensation expense that will be recognized over the requisite service period of approximately three years from the date of acquisition.
To retain the services of certain former Bright employees, LinkedIn offered 55,186 shares of non-vested Class A common stock with a total fair value of $11.3 million and $2.6 million in cash that will be earned over three years from the date of acquisition. As the equity awards and cash are subject to post-acquisition employment, the Company is accounting for them as post-acquisition compensation expense.

Other acquisitions
LinkedIn completed four other acquisitions for a total purchase price of $22.7 million, which consisted of $15.5 million in cash, 46,091 shares of LinkedIn Class A common stock and assumed equity awards. To retain the services of certain former employees, LinkedIn offered 79,604 shares of non-vested Class A common stock with a total fair value of $12.5 million that will be earned over two years from the date of acquisition. As the equity awards are subject to post-acquisition employment, the Company is accounting for them as post-acquisition compensation expense.

These acquisitions have been accounted for as business combinations under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition dates. The results of operations of these acquisitions have been included in the condensed consolidated financial statements from the date of each respective acquisition. The following table presents the purchase price allocations recorded in the Company's condensed consolidated balance sheets as of the acquisition dates (in thousands):

	Bizo	Bright	Other acquisitions	Total
Net tangible assets	$8,926	$905	$221	$10,052
Goodwill (1)	113,902	73,851	17,745	205,498
Intangible assets (2)	47,800	32,200	4,999	84,999
Deferred tax liability	(9,608)	(6,323)	(195)	(16,126)
Total purchase price (3)	$161,020	$100,633	$22,770	$284,423
 _______________________

(1)
The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in these transactions is primarily attributable to expected operational synergies, assembled workforces, and the future development initiatives of the assembled workforces. None of the goodwill is expected to be deductible for tax purposes.

(2)
Identifiable definite-lived intangible assets were comprised of developed technology of $81.1 million and customer relationships of $3.9 million. The overall weighted-average life of the identifiable definite-lived intangible assets acquired in the purchase of the companies was 3.0 years, which will be amortized on a straight-line basis over their estimated useful lives.

(3)	Subject to adjustment based on (i) purchase price adjustment provisions contained in the acquisition agreement and (ii) indemnification obligations of the acquired company stockholders.

Supplemental information on an unaudited pro forma basis, as if the Bright and Bizo acquisitions had been consummated on January 1, 2013, is presented as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$581,929	$404,504	$1,610,607	$1,112,144
Net loss per share attributable to common stockholders	(13,437)	(12,534)	(45,566)	(4,430)
Net loss per share attributable to common stockholders - diluted	$(0.11)	$(0.11)	$(0.37)	$(0.04)

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not necessarily indicative of the Company's consolidated results of operations in future periods or the results that actually would have been realized had the companies operated on a combined basis during the periods presented. The pro forma results include adjustments primarily related to amortization of developed technology, benefit arrangements in connection with the acquisition, and stock-based compensation expenses for assumed unearned equity awards.

4.	Cash and Investments
The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
September 30, 2014:
Cash	$184,782	$—	$—	$184,782
Cash equivalents:
Money market funds	166,222	—	—	166,222
Commercial paper	25,845	2	—	25,847
U.S. treasury securities	111,987	—	(1)	111,986
U.S. agency securities	38,000	—	—	38,000
Marketable securities:
Commercial paper	76,979	14	(3)	76,990
Certificates of deposit	20,425	5	—	20,430
U.S. treasury securities	506,591	203	(3)	506,791
U.S. agency securities	566,505	650	(9)	567,146
Corporate debt securities	552,009	449	(243)	552,215
Municipal securities	13,381	6	(1)	13,386
Total cash, cash equivalents, and marketable securities	$2,262,726	$1,329	$(260)	$2,263,795
December 31, 2013:
Cash	$174,784	$—	$—	$174,784
Cash equivalents:
Money market funds	242,712	—	—	242,712
Commercial paper	15,696	2	—	15,698
U.S. treasury securities	318,500	—	(5)	318,495
U.S. agency securities	50,000	—	—	50,000
Repurchase agreements	1,400	—	—	1,400
Marketable securities:
Commercial paper	85,930	18	(1)	85,947
Certificates of deposit	20,025	2	(2)	20,025
U.S. treasury securities	149,845	67	(4)	149,908
U.S. agency securities	928,371	410	(308)	928,473
Corporate debt securities	326,027	399	(81)	326,345
Municipal securities	15,504	14	(4)	15,514
Total cash, cash equivalents, and marketable securities	$2,328,794	$912	$(405)	$2,329,301

The following table presents available-for-sale investments by contractual maturity date (in thousands) as of September 30, 2014:

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$1,119,571	$1,120,545
Due after one year through two years	616,319	616,413
Total	$1,735,890	$1,736,958

5.	Property and Equipment
The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	September 30, 2014	December 31, 2013
Land (1)	$18,725	$—
Computer equipment	462,161	347,545
Software	44,630	32,103
Capitalized website and internal-use software	119,105	80,074
Furniture and fixtures	56,012	28,786
Leasehold improvements	219,107	116,887
Total	919,740	605,395
Less accumulated depreciation	(362,723)	(243,654)
Property and equipment, net	$557,017	$361,741
 __________________

(1)	In the third quarter of 2014, the Company purchased land in Dublin, Ireland.

6.	Goodwill and Other Intangible Assets

Goodwill
Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2013	$150,871
2014 acquisitions	205,498
Goodwill—September 30, 2014	$356,369

Other Intangible Assets
The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (1)
September 30, 2014:
Developed technology	$116,602	$(31,379)	$85,223	2.5 years
Trade name	7,000	(4,619)	2,381	1.2 years
Patents	51,473	(3,880)	47,593	10.6 years
Customer relationships	5,100	(777)	4,323	2.8 years
Other intangible assets	3,452	(2,170)	1,282	1.3 years
Total	$183,627	$(42,825)	$140,802	5.2 years
December 31, 2013:
Developed technology	$37,452	$(16,340)	$21,112	2.2 years
Trade name	7,000	(2,869)	4,131	1.9 years
Patents	16,398	(1,261)	15,137	11.1 years
Customer relationships	1,200	(380)	820	3.4 years
Other intangible assets	6,705	(4,859)	1,846	2.0 years
Total	$68,755	$(25,709)	$43,046	5.4 years

 __________________

(1)	The weighted-average remaining life of other intangible assets excludes the impact of $0.4 million in indefinite-lived intangible assets as of September 30, 2014 and December 31, 2013.

Amortization expense was $10.0 million and $3.8 million for the three months ended September 30, 2014 and 2013, respectively, and $22.0 million and $12.4 million for the nine months ended September 30, 2014 and 2013, respectively. Estimated amortization expense of purchased intangible assets for future periods as of September 30, 2014 is as follows (in thousands):

Year Ending December 31,	Amortization expense
Remainder of 2014	$11,628
2015	43,758
2016	36,127
2017	16,453
2018	4,670
Thereafter	27,745
Total	$140,381

7.	Accrued Liabilities
The following table presents the detail of accrued liabilities for the periods presented (in thousands):

	September 30, 2014	December 31, 2013
Accrued vacation and employee-related expenses	$87,604	$64,757
Accrued incentives	47,968	60,081
Accrued commissions	23,321	32,218
Accrued sales tax and value-added taxes	8,604	10,851
Other accrued expenses	21,486	15,097
Total	$188,983	$183,004

8.	Other Income (Expense), Net
The following table presents the detail of other income (expense), net, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income	$1,414	$686	$3,748	$1,734
Net loss on foreign exchange and foreign currency derivative contracts	(1,282)	(495)	(1,477)	(2,247)
Net realized gain on sales of marketable securities	26	4	96	10
Other non-operating income (expense), net	(6)	(39)	8	99
Total other income (expense), net	$152	$156	$2,375	$(404)

9.	Income (Loss) Per Share
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

Basic net income (loss) per share attributable to common stockholders is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of shares issuable upon the release of RSUs, and to a lesser extent, the incremental common shares issuable upon the exercise of stock options and purchases related to the 2011 Employee Stock Purchase Plan. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income (loss) per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.
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

The following table presents the calculation of basic and diluted net income (loss) per share per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$(3,711)	$(552)	$(2,832)	$(531)	$(16,221)	$(2,521)	$19,139	$3,848
Denominator:
Weighted-average common shares outstanding	107,448	15,979	95,936	18,004	105,761	16,436	92,882	18,670
Basic net income (loss) per share attributable to common stockholders	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.15)	$(0.15)	$0.21	$0.21
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$(3,711)	$(552)	$(2,832)	$(531)	$(16,221)	$(2,521)	$19,139	$3,848
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(552)	—	(531)	—	(2,521)	—	3,848	—
Reallocation of undistributed earnings to Class B shares	—	—	—	—	—	—	—	402
Allocation of undistributed earnings	$(4,263)	$(552)	$(3,363)	$(531)	$(18,742)	$(2,521)	$22,987	$4,250
Denominator:
Number of shares used in basic calculation	107,448	15,979	95,936	18,004	105,761	16,436	92,882	18,670
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	15,979	—	18,004	—	16,436	—	18,670	—
Employee stock options	—	—	—	—	—	—	4,388	2,976
RSUs and other dilutive securities	—	—	—	—	—	—	1,150	—
Number of shares used in diluted calculation	123,427	15,979	113,940	18,004	122,197	16,436	117,090	21,646
Diluted net income (loss) per share attributable to common stockholders	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.15)	$(0.15)	$0.20	$0.20

The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee stock options	3,857	4,594	4,395	560
RSUs and other	5,179	1,373	4,635	216
Total	9,036	5,967	9,030	776

10.	Commitments and Contingencies
Aggregate Future Lease Commitments
The Company leases its office facilities and data centers under operating lease agreements, the longest of which is expected to expire in 2027. The Company’s future minimum payments, which exclude operating expenses, under non-cancelable operating leases for office facilities and data centers having initial terms in excess of one year as of September 30, 2014 are as follows (in thousands):

Year Ending December 31,	Operating Leases
Remainder of 2014	$21,214
2015	108,547
2016	124,841
2017	125,304
2018	122,866
Thereafter	831,565
Total minimum lease payments	$1,334,337
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
Common Stock
As of September 30, 2014, the Company had 108,183,209 shares and 15,864,640 shares of Class A common stock and Class B common stock outstanding, respectively. As of December 31, 2013, the Company had 103,194,534 and 17,157,215 shares of Class A common stock and Class B common stock outstanding, respectively.
Stock Option Activity
A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

	Stock Option Activity		Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted-Average Exercise Price
Outstanding—December 31, 2013	5,130,636	$34.54
Assumed options from acquisitions	83,797	51.47
Granted	356,224	203.40
Exercised	(1,929,025)	13.78
Canceled or expired	(147,586)	70.60
Outstanding—September 30, 2014	3,494,046	$62.10	6.11	$509,521
Options vested and expected to vest as of September 30, 2014	3,366,360	$58.05	6.04	$504,527
Options vested and exercisable as of September 30, 2014	2,274,946	$24.79	5.35	$416,444
Aggregate intrinsic value represents the difference between the Company's closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange (“NYSE”) as of September 30, 2014 was $207.79. The total intrinsic value of options exercised was approximately $168.2 million and $177.8 million for the three months ended September 30, 2014 and 2013, respectively, and $350.3 million and $507.7 million for the nine months ended September 30, 2014 and 2013, respectively.

RSU Activity
A summary of RSU activity for the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested—December 31, 2013	4,048,089	$144.53
Assumed RSUs from acquisitions	5,582	175.34
Granted	2,223,043	191.27
Released	(1,216,129)	144.26
Canceled or expired	(482,884)	144.12
Unvested—September 30, 2014	4,577,701	$167.38
The intrinsic value of RSUs released was approximately $94.1 million and $81.3 million in the three months ended September 30, 2014 and 2013, respectively, and $225.7 million and $166.1 million for the nine months ended September 30, 2014 and 2013, respectively. The total intrinsic value of unvested RSUs as of September 30, 2014 was $951.2 million. The total RSUs expected to vest as of September 30, 2014 was 4,008,891 shares with an intrinsic value of $833.0 million.
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
The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented, excluding assumed acquisition-related stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Volatility	45%	52%	46%	54%
Expected dividend yield	—	—	—	—
Risk-free rate	1.21%	1.86%	1.14%	1.15%
Expected term (in years)	4.11	6.08	4.03	6.27
The weighted-average grant date fair value of options granted, excluding assumed acquisition-related stock options was $74.48 and $74.98 per share in the three and nine months ended September 30, 2014, respectively, and $118.50 and $88.91 in the three and nine months ended September 30, 2013, respectively. The weighted-average grant date fair value of assumed acquisition-related stock options granted was $160.25 and $164.71 in the three and nine months ended September 30, 2014, respectively, and $166.08 in the nine months ended September 30, 2013.

The following table presents the amount of stock-based compensation related to stock-based awards to employees and nonemployees on the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$7,336	$4,098	$20,003	$10,817
Sales and marketing	15,334	9,853	41,441	25,557
Product development	40,014	27,186	110,722	69,709
General and administrative	20,226	13,308	53,341	30,655
Total stock-based compensation	82,910	54,445	225,507	136,738
Tax benefit from stock-based compensation	(23,490)	(15,209)	(63,429)	(37,963)
Total stock-based compensation, net of tax effect	$59,420	$39,236	$162,078	$98,775

The Company capitalized $3.2 million and $2.6 million for the three months ended September 30, 2014 and 2013, respectively, and $9.4 million and $6.7 million for the nine months ended September 30, 2014 and 2013, respectively, of stock-based compensation as website development costs.

12.	Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries because it is the Company’s intent to reinvest earnings indefinitely offshore. The determination of the interim period income tax provision utilizes the effective rate method, which requires the estimation of certain annualized components of the computation of the income tax provision, including the estimate of the annual effective tax rate by legal entity and by jurisdiction.
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (the "2012 Act"). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Act extended the research credit for two years to December 31, 2013. As a result of the retroactive extension, the Company recognized a tax benefit of $15.5 million in the nine months ended September 30, 2013 for qualifying amounts incurred in 2012. However, the federal research credit has not been extended for new research activities incurred after December 31, 2013 and as such, the Company will not have a similar tax benefit in 2014 unless there is a legislation change.
The Company recorded income tax expense of $12.9 million and $8.2 million for the three months ended September 30, 2014 and 2013, respectively, and $42.8 million and $13.0 million for the nine months ended September 30, 2014 and 2013, respectively. The tax provision increased in the three and nine months ended September 30, 2014 compared to the same periods last year primarily due to the expiration of the research tax credit for expenses for activities incurred after December 31, 2013, foreign tax losses which derive no benefit, acquisition costs, and non-deductible stock-based compensation. The Company's foreign losses increased during the three and nine months ended September 30, 2014 compared to the same period last year primarily due to international research and development expenses, which had a higher growth rate than international revenue. International research and development expenses include costs charged to foreign jurisdictions by LinkedIn Corporation.

13.	Information About Revenue and Geographic Areas
In the second quarter of 2014, recruitment media products were reclassified from Marketing Solutions to Talent Solutions as they are generally sold to Talent Solutions customers. Accordingly, prior period amounts have been recast to conform to the current period presentation. Recruitment media revenue was $18.0 million and $13.0 million in the three months ended September 30, 2014 and 2013, respectively, and $51.8 million and $34.8 million in the nine months ended September 30, 2014 and 2013, respectively.
Revenue by geography is generally based on the shipping address of the customer.
The following tables present the Company’s revenue by product and geographic region for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue by product:
Talent Solutions	$344,568	$237,668	$958,389	$648,898
Marketing Solutions	109,231	75,510	301,771	214,045
Premium Subscriptions	114,466	79,782	315,175	218,383
Total	$568,265	$392,960	$1,575,335	$1,081,326

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue by geographic region:
United States	$343,132	$245,302	$945,784	$670,982
Other Americas (1)	36,538	27,027	103,969	78,060
Total Americas	379,670	272,329	1,049,753	749,042
EMEA(2)	139,702	90,087	392,503	249,935
APAC (3)	48,893	30,544	133,079	82,349
Total	$568,265	$392,960	$1,575,335	$1,081,326
 __________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)
No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.

14.	Subsequent Events

In October 2014, the Compensation Committee of the Company’s Board of Directors approved 951,955 RSUs for grant of Class A common stock under the 2011 Plan, of which, 386,596 were to newly hired employees and 565,359 to existing employees. The RSUs granted to newly hired employees generally vest over a four-year period with 25% vesting at the end of one year and the remaining to vest quarterly thereafter. The RSUs granted to existing employees generally vest quarterly over a four-year period.

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
In the three and nine months ended September 30, 2014, we continued to experience both revenue and member growth as compared to the same periods in 2013. With respect to our network, we continue to increase the value we deliver to members and increase our network of registered members as we continue to introduce new and expanded product offerings and expand our international presence. With respect to monetization, our net revenue was $568.3 million and $1,575.3 million for the three and nine months ended September 30, 2014, respectively, which represented increases of 45% and 46%, respectively, compared to the same periods in 2013. Our future growth will depend, in part, on our ability to continue to increase our member base and create value for our members on both mobile and desktop devices, as well as continuing to expand our product offerings and international presence, which we believe will result in increased sales of our Talent Solutions, Marketing Solutions and Premium Subscriptions to new and existing customers. As our net revenue increases, we expect our growth rate related to net revenue will continue to decrease over time. Also, given the large scale and critical mass of our network, we believe member and engagement growth, as measured by our key metrics, will decelerate over time and that this may impact the growth of portions of our business.
In 2014, our philosophy is to continue to invest for long-term growth and we expect to continue to invest heavily in the following:

•
Talent. We expect to increase our workforce, which will result in an increase in headcount-related expenses, including stock-based compensation expense. As of September 30, 2014, we had 6,442 employees, which represented an increase of 34% compared to the same period last year.

•
Technology. We expect to continue to make significant capital expenditures to upgrade our technology and network infrastructure to improve the ability of our website to handle expected increases in usage, to enable the release of new features and solutions, and to scale for future growth.

•
Product. We expect to continue to invest heavily in our product development efforts, specifically around mobile, to enable our members and customers to derive more value from our platform. Mobile continues to be the fastest growing channel for member engagement, growing nearly three times the rate of overall site traffic. We internally track and define traffic in terms of monthly average number of members who have visited LinkedIn.com on either mobile or desktop devices at least once during a month. Mobile unique visiting members represented 47% and 45% of unique visiting members in the three and nine months ended September 30, 2014, respectively.

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
The following table presents the number of registered members as of the periods presented by geographic region (certain items may not total due to rounding):

	September 30,
	2014		2013		% Change
	(in thousands)
Members by geographic region:
United States	108,110	33%	89,410	34%	21%
Other Americas (1)	57,269	17%	44,679	17%	28%
Total Americas	165,379	50%	134,089	52%	23%
EMEA (2)	105,043	32%	78,968	30%	33%
APAC (3)	61,095	18%	46,122	18%	32%
Total number of registered members (4)	331,517	100%	259,179	100%	28%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

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

•
Unique Visiting Members. In the second quarter of 2014, we transitioned to disclosing our internal measure of unique visiting members, which we internally track and define as the total number of members who have visited LinkedIn.com on desktop and mobile at least once during the month. Historically, we disclosed unique visitors based on data provided by comScore, a leading provider of digital marketing intelligence. comScore defines unique visitors as users who have visited our desktop website (which excludes mobile visitors) at least once during a month, regardless of whether they are members. We will no longer be disclosing unique visitors from comScore and prior period comparisons reflect our internal measure of unique visiting members. We believe our internal measure of unique visiting members is a more relevant measure of engagement on our website, particularly with the increase in engagement on mobile devices. We view unique visiting members as a key indicator of growth in our brand awareness among members and whether we are delivering members' value by continuing to improve our product offerings. Higher levels of member traffic contribute to building a larger pool of professional talent and a richer data ecosystem, which is our key monetizable asset. We leverage these assets both indirectly and directly to grow sales within Talent Solutions, Marketing Solutions, and Premium Subscriptions. Growth in unique visiting members will be driven by growth in the number of registered members, improvements to features and products that drive traffic to our website, and international expansion.

The following table presents the average monthly number of unique visiting members during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Unique visiting members (1), (3)	89,784	77,516	16%	85,368	72,329	18%
Mobile unique visiting members (2), (3)	42,458	29,324	45%	38,385	25,112	53%
 ______________________

(1)	Members who have visited LinkedIn.com on their desktops and/or mobile devices.

(2)	Members who have visited LinkedIn.com on their mobile devices.

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

•
Member Page Views. In the second quarter of 2014, we transitioned to disclosing our internal measure of page views, which we internally track and define as the total number of page views on LinkedIn.com for desktop and mobile that members view during the measurement period. Historically, we disclosed page views based on data provided by comScore, which defines page views as the number of pages on our desktop website (which excludes mobile page views) that users view during the measurement period, regardless of whether they are members. We believe our internal measure of page views is a more relevant measure of engagement on our website, particularly with the increase in engagement on mobile devices. We will no longer be disclosing page views from comScore and prior period comparisons reflect our internal measure of member page views. Similar to unique visiting members, we believe member page views is a key indicator for gaining insight into whether our members are deriving increased value from our solutions. We expect growth in member page views will be driven, in part, by growth in the number of registered members, improvements in products and features that drive member traffic to our website, and international expansion. However, member page views may not capture all of the value that our members and other users derive from our solutions because part of the benefit of certain products and features is that the member does not need to visit our website to receive value from our platform. For example, members can respond to InMails they receive from other members without accessing their LinkedIn account or our website. In addition, mobile page views may be lower than they would otherwise be on desktop because a well-designed mobile app reduces the number of clicks and pages a user touches in order to create a high quality mobile experience.

The following table presents the number of member page views during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions)			(in millions)
Member page views (1), (2)	28,220	21,986	28%	79,578	60,913	31%
 ______________________

(1)	These metrics include member page views on LinkedIn.com for desktop and mobile.

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

•
Number of LinkedIn Corporate Solutions Customers. We define the number of LinkedIn Corporate Solutions ("LCS") customers as the number of enterprises and professional organizations that we have under active contracts for this product as of the date of measurement. Our LCS products include LinkedIn Recruiter, Job Slots, LinkedIn Recruitment Media and LinkedIn Career Pages, which are all part of Talent Solutions. LCS products do not include LinkedIn Jobs or Subscriptions. LCS customers have historically purchased through our field sales channel, which represents approximately 75% of Talent Solutions revenue. We believe the number of LCS customers is an indicator of our market penetration in the online recruiting market and the value that our products bring to both large and small enterprises and professional organizations.

The following table presents the number of LCS customers as of the periods presented:

	September 30,
	2014	2013	% Change

LCS customers	30,314	22,001	38%

•
Sales Channel Mix. Depending on the specific product, we sell our Talent Solutions and Marketing Solutions offline through our field sales organization or online on our website. The majority of our Premium Subscriptions are sold online on our website; however, with the launch of the new Sales Navigator and our increasing investment in a Sales Solutions field sales team, we expect that the portion of Premium Subscriptions revenue derived from our field sales channel will increase over time. Our field sales organization uses a direct sales force to solicit customers and agencies. This offline channel is characterized by a longer sales cycle where price can be negotiated, higher relative average selling prices, longer contract terms, higher selling expenses and a longer cash collection cycle compared to our online channel.

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

The following table presents our net revenue by field sales and online sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	($ in thousands)
Field sales	$341,691	60%	$227,588	58%	$935,937	59%	$620,786	57%
Online sales	226,574	40%	165,372	42%	639,398	41%	460,540	43%
Net revenue	$568,265	100%	$392,960	100%	$1,575,335	100%	$1,081,326	100%
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(4,162)	$(3,363)	$(18,415)	$22,987
Provision for income taxes	12,917	8,155	42,751	12,982
Other (income) expense, net	(152)	(156)	(2,375)	404
Depreciation and amortization	59,782	33,767	165,828	91,766
Stock-based compensation	82,910	54,445	225,507	136,738
Adjusted EBITDA	$151,295	$92,848	$413,296	$264,877

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(As a percentage of revenue)
Condensed Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13	14	13	13
Sales and marketing	35	34	35	34
Product development	24	27	24	26
General and administrative	16	16	16	15
Depreciation and amortization	11	9	11	8
Total costs and expenses	98	99	99	97
Income from operations	2	1	1	3
Other income (expense), net	—	—	—	—
Income before income taxes	2	1	2	3
Provision for income taxes	2	2	3	1
Net income (loss)	(1)	(1)	(1)	2
Accretion of redeemable noncontrolling interest	—	—	—	—
Net income (loss) attributable to common stockholders	(1)%	(1)%	(1)%	2%
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
Premium Subscriptions. Revenue from Premium Subscriptions is derived primarily from selling various online subscriptions to customers that allow users to have further access to premium services on our LinkedIn.com website. We also include revenue from our Sales Solutions products, which includes solutions sold through our field sales channel. We offer our members monthly or annual subscriptions. Revenue from Premium Subscriptions is recognized ratably over the contract period, which is generally one to 12 months.
In the second quarter of 2014, recruitment media products were reclassified from Marketing Solutions to Talent Solutions as they are generally sold to Talent Solutions customers. Accordingly, prior period amounts have been recast to conform to the current period presentation. Recruitment media revenue was $18.0 million and $13.0 million in the three months ended September 30, 2014 and 2013, respectively, and $51.8 million and $34.8 million in the nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Revenue by product:
Talent Solutions	$344,568	$237,668	45%	$958,389	$648,898	48%
Marketing Solutions	109,231	75,510	45%	301,771	214,045	41%
Premium Subscriptions	114,466	79,782	43%	315,175	218,383	44%
Total	$568,265	$392,960	45%	$1,575,335	$1,081,326	46%
Percentage of revenue by product: (1)
Talent Solutions	61%	60%		61%	60%
Marketing Solutions	19%	19%		19%	20%
Premium Subscriptions	20%	20%		20%	20%
Total	100%	100%		100%	100%
  ______________________
(1)     Certain items may not total due to rounding.
Total net revenue increased $175.3 million and $494.0 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods last year. Net revenue from our Talent Solutions increased $106.9 million and $309.5 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods last year. These increases were driven by increased spending by existing customers as well as generating business from new customers, as evidenced by the 38% increase in the number of LCS customers as of September 30, 2014 compared to the same period last year.
Net revenue from our Marketing Solutions increased $33.7 million and $87.7 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods last year. The increase was primarily due to the introduction of Sponsored Updates in our field sales and self-service channels, which was launched in the third quarter of 2013, and to a lesser extent, revenue from our recent acquisition of Bizo Inc. Sponsored Updates allows marketers to show paid content in LinkedIn members' update feeds. Sponsored content represented approximately one-third of Marketing Solutions revenue in the three months ended September 30, 2014, and we expect it to continue to represent a larger percentage of Marketing Solutions revenue as we continue to gain traction in our shift to content marketing.

Net revenue from our Premium Subscriptions increased $34.7 million and $96.8 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods last year as a result of an increase in the number of premium subscribers in part driven by higher member engagement. Specifically, the number of registered members is a meaningful metric in evaluating and understanding net revenue from our Premium Subscriptions because an increase in the number of registered members has historically led to a proportionate increase in the number of premium subscribers. In addition, our Sales Solutions products, which include Sales Navigator, are continuing to grow at a faster rate than our other Premium Subscription products as well as continuing to represent a larger percentage of total Premium Subscriptions revenue. Sales Solutions products represented approximately one-quarter of Premium Subscriptions revenue in the three months ended September 30, 2014.
The following table presents our net revenue by geographic region:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Revenue by geographic region:
United States	$343,132	$245,302	40%	$945,784	$670,982	41%
Other Americas (1)	36,538	27,027	35%	103,969	78,060	33%
Total Americas	379,670	272,329	39%	1,049,753	749,042	40%
EMEA (2)	139,702	90,087	55%	392,503	249,935	57%
APAC (3)	48,893	30,544	60%	133,079	82,349	62%
Total	$568,265	$392,960	45%	$1,575,335	$1,081,326	46%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

International revenue increased $77.5 million and $219.2 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods last year. International revenue represented 40% of total revenue in the three and nine months ended September 30, 2014, respectively, and 38% of total revenue in the three and nine months ended September 30, 2013, respectively. The increase in international revenue is due to the expansion of our sales, technical and support operations in additional international locations and growth in our international member base due to developing our brand across various international geographies. We expect international revenue to increase on an absolute basis and as a percentage of revenue in 2014 as we continue to expand our sales force in key international markets where member engagement supports business efforts at scale.

The following table presents our net revenue by geography, by product:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Revenue by geography, by product:
United States
Talent Solutions	$208,635	$152,371	37%	$586,890	$418,721	40%
Marketing Solutions	68,767	45,789	50%	177,188	124,714	42%
Premium Subscriptions	65,730	47,142	39%	181,706	127,547	42%
Total United States revenue	$343,132	$245,302	40%	$945,784	$670,982	41%
International
Talent Solutions	$135,933	$85,297	59%	$371,499	$230,177	61%
Marketing Solutions	40,464	29,721	36%	124,583	89,331	39%
Premium Subscriptions	48,736	32,640	49%	133,469	90,836	47%
Total International revenue	$225,133	$147,658	52%	$629,551	$410,344	53%

Total	$568,265	$392,960	45%	$1,575,335	$1,081,326	46%
Cost of Revenue
Our cost of revenue primarily consists of salaries, benefits and stock-based compensation for our production operations, customer support, infrastructure and advertising operations teams and web hosting costs related to operating our website. Credit card processing fees, sales taxes, allocated facilities costs and other supporting overhead costs are also included in cost of revenue. Consistent with our investment philosophy, we currently expect cost of revenue to increase on an absolute basis and remain relatively flat as a percentage of revenue for the remainder of 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$74,904	$53,395	40%	$206,895	$145,043	43%
Percentage of net revenue	13%	14%		13%	13%
Headcount (at period end)	953	746	28%	953	746	28%
Cost of revenue increased $21.5 million in the three months ended September 30, 2014 compared to the same period last year. The increase was primarily attributed to $11.8 million in headcount related expenses, $4.6 million in direct costs, and $2.9 million in facilities and related costs.
Cost of revenue increased $61.9 million in the nine months ended September 30, 2014 compared to the same period last year. The increase was primarily attributed to $35.3 million in headcount related expenses, $12.1 million in web hosting service expenses, $8.5 million in facilities and related costs, and $6.1 million in direct costs.

Sales and Marketing
Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising, public relations costs, and commissions paid to agencies, as well as allocated facilities and other supporting overhead costs. We plan to continue to invest heavily in sales and marketing to expand our global footprint, grow our current customer accounts and continue building brand awareness. Consistent with our investment philosophy, we expect sales and marketing expenses to increase on an absolute basis and remain relatively flat as a percentage of revenue for the remainder of 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Sales and marketing	$199,168	$133,172	50%	$550,184	$364,865	51%
Percentage of net revenue	35%	34%		35%	34%
Headcount (at period end)	2,773	2,071	34%	2,773	2,071	34%
Sales and marketing expenses increased $66.0 million and $185.3 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods last year. The increases during the same periods were primarily attributable to $53.3 million and $154.4 million in headcount related expenses as we continue to expand our field sales organization globally, $6.0 million and $13.4 million in facilities and related costs, and $2.6 million and $8.4 million in consulting services, respectively.
Product Development
Our product development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers and developers. In addition, product development expenses include outside services and consulting, as well as allocated facilities and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to achieving our strategic objectives. Consistent with our investment philosophy, we expect to continue to invest heavily in product development; therefore, we expect product development expense to increase on an absolute basis and remain relatively flat as a percentage of revenue for the remainder of 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Product development	$136,542	$106,223	29%	$385,895	$282,503	37%
Percentage of net revenue	24%	27%		24%	26%
Headcount (at period end)	1,722	1,337	29%	1,722	1,337	29%
Product development expenses increased $30.3 million and $103.4 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods last year. The increases during the same periods were primarily attributable to $26.7 million and $91.7 million in headcount related expenses as a result of our focus on developing new features and products to encourage member growth and engagement, respectively. We also experienced an increase in $3.3 million and $8.9 million in facilities and related costs, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
General and administrative	$89,266	$61,767	45%	$244,572	$160,776	52%
Percentage of net revenue	16%	16%		16%	15%
Headcount (at period end)	994	658	51%	994	658	51%
General and administrative expenses increased $27.5 million in the three months ended September 30, 2014 compared to the same period last year. The increase was primarily attributed to $19.2 million in headcount related expenses to support our overall growth, and to a lesser extent, increases of $2.9 million in facilities and related costs and $3.0 million in bad debt expense.
General and administrative expenses increased $83.8 million in the nine months ended September 30, 2014 compared to the same period last year. The increase was primarily attributed to $58.2 million in headcount related expenses to support our overall growth, and to a lesser extent, increases of $12.0 million in legal and consulting services and $6.9 million in facilities and related costs.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Depreciation and amortization	$59,782	$33,767	77%	$165,828	$91,766	81%
Percentage of net revenue	11%	9%		11%	8%
Depreciation and amortization expenses increased $26.0 million and $74.1 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods last year. The increases in depreciation expense of $19.9 million and $64.4 million in the three and nine months ended September 30, 2014, respectively, were primarily a result of our continued investment in expanding our technology infrastructure in order to support continued growth in our member base, and to a lesser extent, increases in amortization of acquired intangible assets of $6.2 million and $9.7 million, respectively.
Other Income (Expense), Net
Other income (expense), net consists primarily of the interest income earned on our investments and foreign exchange gains and losses. Hedging strategies that we have implemented or may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Interest income	$1,414	$686	$3,748	$1,734
Net loss on foreign exchange and foreign currency derivative contracts	(1,282)	(495)	(1,477)	(2,247)
Net realized gain on sales of marketable securities	26	4	96	10
Other non-operating income (expense), net	(6)	(39)	8	99
Total other income (expense), net	$152	$156	$2,375	$(404)
Other income (expense), net remained relatively flat in the three months ended September 30, 2014 and increased $2.8 million in the nine months ended September 30, 2014, compared to the same periods last year. The increase in the nine months ended September 30, 2014 was primarily due to increases in interest earned on higher investment balances and decreases in foreign exchange losses compared to the same period last year.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. We expect that our provision for income taxes may equal or exceed income before taxes in 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$12,917	$8,155	58%	$42,751	$12,982	229%
Income tax expense increased $4.8 million and $29.8 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods last year primarily due to the expiration of the research tax credit applicable to expenses for activities incurred after December 31, 2013, foreign tax losses which derive no benefit, acquisition costs, and non-deductible stock-based compensation. Foreign tax losses increased in the three and nine months ended September 30, 2014, compared to same periods last year, due to international research and development expenses growing at a faster rate than international revenue. International research and development expenses include costs charged to foreign jurisdictions by LinkedIn Corporation.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$306,022	$220,625
Depreciation and amortization	165,828	91,766

Cash flows provided by operating activities	$438,520	$354,020
Cash flows used in investing activities	(800,633)	(643,132)
Cash flows provided by financing activities	88,739	1,415,623
As of September 30, 2014, we had cash and cash equivalents of $526.8 million and marketable securities of $1,737.0 million. Our cash equivalents and marketable securities are comprised primarily of U.S. treasury securities, U.S. agency securities, corporate debt securities, money market funds and commercial paper. As of September 30, 2014, the amount of cash and cash equivalents held by foreign subsidiaries was $165.1 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries. The income tax liability would be insignificant if these earnings were to be repatriated. We believe that our existing cash and cash equivalents and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.
Operating Activities
Operating activities provided $438.5 million of cash in the nine months ended September 30, 2014. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $70.6 million and accounts payable and other liabilities increasing $60.3 million, partially offset by an increase accounts receivable of $34.6 million, and an increase in excess tax benefit from stock-based compensation of $47.7 million, which is reclassified as a financing activity. The increase in our deferred revenue was primarily due to increases in transaction volumes in the nine months ended September 30, 2014. We had a net loss in the nine months ended September 30, 2014 of $18.4 million, which included non-cash stock-based compensation of $225.5 million and non-cash depreciation and amortization of $165.8 million.
Operating activities provided $354.0 million of cash in the nine months ended September 30, 2013. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $78.0 million and accounts payable and other liabilities increasing $70.4 million, partially offset by an increase in excess tax benefit from stock-based compensation of $27.7 million, which is reclassified as a financing activity, and an increase in prepaid expenses and other assets of $14.1 million. The increases in our deferred revenue and accounts payable and other liabilities were primarily due to increases in transaction volumes in the nine months ended September 30, 2013. We had net income in the nine months ended September 30, 2013 of $23.0 million, which included non-cash stock-based compensation of $136.7 million and non-cash depreciation and amortization of $91.8 million.
Investing Activities
Our primary investing activities have consisted of purchases of investments, purchases of property and equipment specifically related to the build out of our data centers, as well as payments for strategic acquisitions and intangible assets. We also continued to invest in technology hardware to support our growth, software to support website functionality development, website operations and our corporate infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software development. We expect to continue to invest in property and equipment and development of software during the remainder of 2014. Our planned purchases of property and equipment for 2014 are expected to be in the range of $390 million and $410 million.
In the nine months ended September 30, 2014, we had net purchases of investments of $218.6 million, purchases of property and equipment of $306.0 million, and payments for intangible assets and acquisitions, net of cash acquired of $250.8 million. In the nine months ended September 30, 2013, we had net purchases of investments of $402.3 million and purchases of property and equipment of $220.6 million.

Financing Activities
In the nine months ended September 30, 2014, our financing activities consisted primarily of net proceeds from the issuance of common stock from employee stock option exercises and stock purchase plan as well as the excess tax benefit from stock-based compensation. In the nine months ended September 30, 2013, we received $1,348.4 million in proceeds from our follow-on offering, net of underwriting discounts and commissions and other costs associated with this offering. With the exception of the offering, our financing activities consisted primarily of net proceeds from the issuance of common stock from employee stock option exercises and stock purchase plan as well as the excess tax benefit from stock-based compensation.

Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of September 30, 2014.

Contractual Obligations
We lease office space for our headquarters in Mountain View, California, under operating leases that expire in 2023. We lease other facilities around the world, including office space in Sunnyvale and Mountain View, California, to be constructed by our landlord, the longest of which expires in 2027. We have several material long-term purchase obligations outstanding with third parties. We do not have any debt or material capital lease obligations. As of September 30, 2014, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$1,334,337	$100,975	$247,809	$245,557	$739,996
Purchase obligations	$57,760	$38,224	$19,487	$49	$—
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
Interest Rate Fluctuation Risk
We had cash, cash equivalents and marketable securities of $2,263.8 million and $2,329.3 million as of September 30, 2014 and December 31, 2013, respectively. This amount was invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At September 30, 2014, the weighted-average duration of our investment portfolio was less than one year.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of September 30, 2014, a hypothetical increase in interest rates of 1% (100 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $11.4 million, and a hypothetical increase of 0.5% (50 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $5.7 million.
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
As of September 30, 2014, we had outstanding foreign currency derivative contracts with a total notional amount of $153.0 million. If overall foreign currency exchange rates appreciated (depreciated) uniformly by 5% against the U.S. Dollar, our foreign currency derivative contracts outstanding as of September 30, 2014 would experience a loss (gain) of approximately $7.2 million.
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

•	avoid interruptions or disruptions in our service or slower than expected load times for our services;

•	increase our number of members and create value for our members;

•
responsibly use the data that our members share with us to provide solutions that make our members more productive and successful and that are critical to the talent, marketing and sales needs of enterprises and professional organizations;

•	process, store, protect and use personal data in compliance with governmental regulations, contractual obligations and other legal obligations related to privacy and security;

•	halt the operations of websites that aggregate our data and/ or combine it with data from other companies or sources, or copycat websites that have misappropriated our data;

•	increase revenue from the solutions we provide;

•	successfully adapt to mobile markets and optimize services for mobile devices;

•	successfully expand our business in markets outside the United States;

•	successfully compete with other companies that are currently in, or may in the future enter, the online professional networking space; and

•	defend ourselves against litigation, regulatory, intellectual property, privacy and other claims.
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
We have implemented a disaster recovery program, which allows us to move production traffic to a backup data center in the event of a catastrophe. For the majority of our services, we serve traffic out of multiple data centers in parallel. This allows us the ability to move traffic immediately and, in the event of a problem, the ability to recover in a short period of time. However, some of our services have not yet migrated to this model and still operate solely in a primary data center. In the event of a disaster, these services would remain shut down during the transition to a backup data center. To the extent our disaster recovery program does not effectively support the movement of traffic in a timely or complete manner in the event of a catastrophe, our business and operating results may be harmed.
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
One of our core values is to make decisions based on the best long-term interests of our members, which we believe is essential to our success in increasing our member growth rate and engagement, creating value for our members and in serving the best, long-term interests of the company and our stockholders. Therefore, in the past, we have forgone, and may in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of our members, even if our decision negatively impacts our operating results in the short term. In addition, as part of our philosophy of putting our members first, as long as our members are adhering to our terms of service, this philosophy may cause disagreements, or negatively impact our relationships, with our existing or prospective customers. This could result in enterprises and professional organizations blocking access to our services or refusing to purchase our Talent, Marketing or Sales Solutions or Premium Subscriptions. Our decisions may not result in the long-term benefits that we expect, in which case our member engagement, business and operating results could be harmed.
The number of our registered members is higher than the number of actual members and a substantial majority of our traffic is generated by a minority of our members. Our business may be adversely impacted if we are unable to attract and retain additional members who actively use our services.
The number of registered members in our network is higher than the number of actual members because some members have multiple registrations, other members have died or become incapacitated, and others may have registered under fictitious names or created fraudulent accounts. While the number of registered members represents what we believe to be reasonable estimates of our member base, there are inherent challenges in ensuring that the number of registered members presents an accurate reflection of our member network. For example, we do not have a reliable system for identifying and counting duplicate or fraudulent accounts, or deceased, incapacitated or other non-members and so we rely on estimates and assumptions, which may not be accurate. In addition, our methodology for measuring our membership numbers, and specifically for making estimates regarding non-members who should not be included as registered members, has changed over time and may continue to change from time to time. While we are using what we believe to be reasonable and appropriate methods of measuring the number of registered members, there are no methodologies available that would provide us with an exact number of non-actual member types of accounts. Therefore, we cannot assure you that our current or future methodologies are accurate, and we will need to continue to adjust them in the future from time to time, which could result in the number of registered members being lower or higher than expected. Further, a substantial majority of our members do not visit our websites on a monthly basis, and a substantial majority of our desktop and mobile traffic is generated by a minority of our members. If the number of our actual members does not meet our expectations, if the rate at which we add new members slows or declines or if we are unable to increase the breadth and frequency of our visiting members, then our business may not grow as fast as we expect.
The tracking of certain of our performance metrics is done with internal tools and is not independently verified. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain performance metrics, including number of registered members, unique visiting members and member page views, with internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may also change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithm or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer term strategies. If our performance metrics are not accurate representations of our member base or traffic levels, or if we discover material inaccuracies in our metrics, our reputation may be harmed and our operating and financial results could be adversely affected, causing our stock price to decline. In addition, historically, we reported information regarding certain of our internal metrics based on data provided by comScore, a leading provider of digital marketing intelligence. We recently began disclosing certain of these internal metrics, as opposed to reporting the comScore information, and inconsistency between these internal metrics and comScore data regarding our metrics could confuse investors or lead to questions about the integrity of our internal data.
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
The number of people who access online services through mobile devices, such as smart phones, handheld tablets and mobile telephones, as opposed to personal computers, has increased dramatically in the past few years and is projected to continue to increase. If the mobile solutions we have developed do not meet the needs of prospective members, current members or customers, they may not sign up or reduce their usage of our platform and our business could suffer. Additionally, we are dependent on the interoperability of LinkedIn with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems and terms of service that degrade our solutions’ functionality, give preferential treatment to competitive products or prevent our ability to promote advertising could adversely affect traffic and monetization on mobile devices. We may not be successful in maintaining and developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. Some manufacturers may also elect not to include our products on their devices. As new devices and new platforms are continually being released, it is difficult to predict the challenges we may encounter in developing versions of our solutions for use on these alternative devices, and we are devoting significant resources to the support and maintenance of such devices.
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
We collect, process, store, share, disclose and use information from and about our members, customers and users, including personal information and other data, and we enable our members to passively and proactively share their personal information with each other and with third parties and to communicate and share news and other information into and across our platform. There are numerous laws around the world regarding privacy and security, including laws regarding the collection, storing, sharing, using, processing, disclosing and protecting of personal information and other data from and about our members and users. The scope of these laws are changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other rules.
We strive to comply with applicable laws, policies, and legal obligations and certain applicable industry codes of conduct relating to privacy and data protection and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). However, these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Data privacy and security are active areas and new laws and regulations are likely to be enacted.
Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to members, customers or other third parties, or our privacy or security-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal or other information, which may include personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements critical of us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws, our policies or other privacy or security-related obligations, such violations may also put our members’ information at risk and could in turn have an adverse effect on our business. Finally, governmental agencies may request or take member or customer data for national security or informational purposes, and also can make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business.
Public scrutiny of Internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to our members and customers, thereby harming our business.
The regulatory framework for privacy and security issues worldwide is evolving and is likely to remain in flux for the foreseeable future. Practices regarding the registration, collection, processing, storage, sharing, disclosure, use and security of personal and other information by companies offering online services have recently come under increased public scrutiny.
In the U.S., the federal government, including the White House, the Federal Trade Commission, the Department of Commerce and Congress, and many state governments are reviewing the need for greater regulation of the collection, use and storage of information concerning consumer behavior with respect to online services, including regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from Internet browsers, the ability to delete information of minors, and new definitions that may impact data breach notification requirements. California and several other states have also adopted privacy guidelines with respect to mobile applications. In addition, the European Union is actively considering a new General Data Protection Regulation, which may result in significantly greater compliance burdens for companies with users and operations in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.
In addition, government agencies and regulators have reviewed, are reviewing and will continue to review, the privacy practices of online media companies including our privacy and security policies and practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online social media companies. These reviews can and have resulted in changes to our products and policies, and could result in additional changes in the future. If we are unable to comply with any such reviews or decrees that result in recommendations or binding changes, or if the recommended changes result in degradation of our products, our business could be harmed.
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
We are subject to a variety of laws in the United States and abroad, including laws regarding privacy, data protection, data security, data retention and consumer protection, accessibility, sending electronic messages and the provision of online payment services, including credit card processing, that are continuously evolving and developing. In addition, some of our members are subject to laws and/or licensing or certification obligations that may restrict their ability to engage with LinkedIn’s online services. The scope and interpretation of the laws and other obligations that are or may be applicable to us or certain groups of our members are often uncertain and may be conflicting, particularly laws and other obligations outside the United States. For example, laws related to the online dissemination of content of others and laws related to sending messages over online service are continuing to evolve and are being tested pursuant to actions based on, among other things, invasion of privacy, spam, and other torts, unfair competition, copyright and trademark infringement, credit reporting and other theories based on the nature and content of the materials and messages sent or provided by others. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy, spam, data storage, data protection and other matters that may be applicable to our business. Compliance with these laws may require substantial investment or may provide technical challenges for our business. It is also likely that as our business grows, evolves, and an increasing portion of our business shifts to mobile, and our solutions are used in a greater number of countries and additional groups, we will become subject to laws and regulations in additional jurisdictions. Further, as our services and solutions expand to include more content (including from third parties), additional laws and regulations may become applicable to our products and offerings including laws requiring us to restrict the availability of such content on a geographical basis or to certain groups of members. In some cases, laws and legal obligations of various jurisdictions may be ambiguous or conflict as to LinkedIn’s right to display and distribute certain content as part of its online services. Users of our site and our solutions could also abuse or misuse our products in ways that violate laws. It is difficult to predict how existing laws will be applied to our business and the new laws and legal obligations to which we may become subject.
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
Our revenue and operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. Any of these events could cause the market price of our Class A common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•	our ability to increase our member base and create value for our members;

•	disruptions or outages in the availability of our websites or services, actual or perceived breaches of privacy, and compromises of our member data;

•	our commitment to putting our members first even if it means forgoing short-term revenue opportunities;

•	shifts in the way members and users access our websites and services from personal computers to mobile devices;

•	the unproven nature of our business model;

•	changes in our pricing policies or those of our competitors;

•	our ability to increase sales of our products and solutions to new customers and expand sales of additional products and solutions to our existing customers;

•	the size and seasonal variability of our customers’ recruiting, marketing and sales budgets;

•	the extent to which existing customers renew their agreements with us and the timing and terms of those renewals;

•
macroeconomic changes, in particular, deterioration in labor markets, which would adversely impact sales of our Talent Solutions, or economic growth that does not lead to job growth, for instance increases in productivity;

•	the cost of investing in our technology infrastructure, product initiatives and international expansion may be greater than we anticipate;

•	expenses related to hiring, incentivizing and retaining employees;

•	the timing and costs of expanding our field sales organization and delays or inability in achieving expected productivity;

•	the timing of certain expenditures, including hiring of employees and capital expenditures;

•	the entrance of new competitors in our market whether by established companies or the entrance of new companies;

•	changing tax laws and regulations; and

•	general industry and macroeconomic conditions.
Given our limited operating history and the rapidly evolving market of online professional networks, our historical operating results may not be indicative of our future operating results. We believe our rapid growth has masked the cyclicality and seasonality of our business. As our revenue growth rate slows, we expect that the cyclicality and seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate. In particular, we expect sales of Talent Solutions to be weaker in the first quarter of the year due to budgetary cycles and sales of our Marketing Solutions to be weaker in the third quarter of the year as use of online services during the summer months generally slows. In addition, global economic concerns continue to create uncertainty and unpredictability and add risk to our future outlook. Sovereign debt issues and economic uncertainty in the United States, Europe and around the world raise concerns in markets important to our business. An economic downturn in any particular region in which we do business or globally could result in reductions in sales of our Talent Solutions and Marketing Solutions, decreased renewals of existing arrangements and other adverse effects that could harm our operating results.
We expect our revenue growth rate to decline, and, as our costs increase, we may not be able to generate sufficient revenue to sustain our profitability over the long term.

From 2008 to 2013, our annual net revenue grew from $78.8 million to $1,528.5 million, which represents a compounded annual growth rate of approximately 81%. As our net revenue has increased, our revenue growth rate has slowed, and we expect that it will continue to decline over time. We also expect that the growth rates of each of our three primary business lines will fluctuate and that these business lines may not grow at the same rate. In recent years, and continuing into 2014, our philosophy has been to invest for future growth. We expect to continue to expend substantial financial and other resources on:

•	our technology infrastructure, including architecture, development tools scalability, availability, performance and security, as well as disaster recovery measures;

•
product development, including investments in our product development team and the development of new features for both members and customers, including those for mobile use and our sales solutions products;

•	sales and marketing, including a significant expansion of our field sales organization;

•	international expansion in an effort to increase our member base, member activity and sales;

•	general administration, including legal and accounting expenses related to being a public company with an expanding global presence; and

•	capital expenditures, including facilities.

These investments may not result in increased revenue or business growth, or increased network growth or member value, and will increase our expenses. Even if our revenue continues to increase, we expect that due to increased expenses, in particular, stock-based compensation, depreciation and amortization and provision for income taxes, we may incur a GAAP loss during future periods including the fourth quarter of 2014. If we fail to continue to grow our revenue and overall business, our operating results and business would be harmed.

We expect to face increasing competition in the market for online professional networks from social networking sites and Internet search companies, among others, as well as continued competition for customers.
We face significant competition in all aspects of our business, and we expect such competition to increase, particularly in the market for online professional networks and engagement of professionals.
Our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on our market and could directly compete with us. Smaller companies, including application developers, could also launch new products and services that compete with us and that could gain market acceptance quickly. We also expect our existing competitors in the markets for Talent Solutions, Marketing Solutions and Premium Subscriptions to continue to focus on these areas. A number of these companies may have greater resources than us, which may enable them to compete more effectively. Specifically, we are investing significantly in our Marketing Solutions products with respect to content and mobile solutions, and we may not be successful in generating revenue through new forms of content marketing or mobile advertising, especially as compared to our competitors. Additionally, users of social networks may choose to use, or increase their use of, those networks for professional purposes, which may result in those users decreasing or eliminating their use of LinkedIn. Companies that currently focus on social networking could also expand their focus to professionals. We and other companies have historically established alliances and relationships with some of these companies to allow broader exposure to users and access to data on the Internet. We may also, in the future, establish alliances or relationships with other competitors or potential competitors. To the extent companies terminate such relationships and establish alliances and relationships with others, our business could be harmed. Additionally, other companies that provide content for professionals could develop more compelling offerings than ours. This could impact the engagement of our members, and could also compete with our Premium Subscriptions and adversely impact our ability to sell and renew subscriptions to our members. Specifically, we compete for members, enterprises and professional organizations as discussed below.
Members-professional networks. The market for online professional networks is new and rapidly evolving. Other companies such as Facebook, Google, Microsoft and Twitter are developing or could develop competing solutions. Further, some of these companies are partnering with third parties to offer products and services that could compete with ours. Additionally, we face competition from a number of companies outside the United States that provide online professional networking solutions, as well as Internet companies in the customer relationship management market. We also compete against smaller companies that focus on groups of professionals within a specific industry or vertical. Our competitors may announce new products, services or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access. Any such increased competition could cause pricing pressure, loss of market share or decreased member activity, any of which could adversely affect our business and operating results. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results.
Enterprises and professional organizations-Talent Solutions. With respect to our Talent Solutions, we compete with online recruiting companies, talent management companies and larger companies that are focusing on talent management and human resource services, job boards and traditional recruiting firms. Additionally, other companies, including newcomers to the recruiting industry, may partner with Internet companies, including social networking companies, to provide services that compete with our solutions, either on their own or as third party applications. If the efficiency and usefulness of our products to enterprises and professional organizations do not continue to exceed those provided by competitors, we will not be able to compete successfully. These factors are influenced by the number and activity of our members.
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
Enterprises and professional organizations-Premium Subscriptions/ Sales Solutions. With respect to our Premium Subscriptions and Sales Solutions, we compete with online and offline companies for customers with lead generation and customer intelligence and insights. Our Sales Solutions product is in the early stages, and we may not be able to compete effectively in this area.
If we fail to effectively manage our growth, our business and operating results could be harmed.
We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of September 30, 2014, approximately 35% of our employees had been with us for less than one year and approximately 63% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. In particular, we intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. The significant increase in the price of our Class A common stock since we became a public company in 2011 may make it more difficult or costly in the future to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other Internet and high-growth companies, which include both publicly traded and privately-held companies. As we have transitioned from a private company to a public company, this competition has become even more acute in assessing appropriate compensation packages, particularly, determining the mix of cash and equity compensation. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have significantly expanded our operating lease commitments, which has increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.
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
We have offices around the world and our websites and mobile applications are available in numerous other languages. For the three and nine months ended September 30, 2014, international revenue represented 40% of our total revenue, respectively. We expect to continue to expand our international operations in the future, particularly in emerging markets, by opening offices in new jurisdictions and expanding our offerings in other languages. However, we have limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally including in emerging markets, requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. International expansion has required and will continue to require us to invest significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;

•
providing solutions across a significant distance, in different languages, in competitive market environments and among different cultures, including potentially modifying our solutions and features to ensure that they are culturally relevant in different countries and conforming to local laws and regulations, which may include modifying content in certain jurisdictions if it may be considered objectionable or unlawful;

•
increased competition from local websites and services, that provide online professional networking solutions, such as Germany-based Xing and France-based Viadeo, and online recruitment services, such as Australia-based Seek and Japan-based Recruit, which may benefit from first-mover advantages. These competitors have expanded and may continue to expand their geographic footprint;

•	differing and potentially lower levels of member growth and activity in new and nascent geographies;

•
compliance with applicable foreign laws and regulations, which may change or conflict with each other, as well as potential risk of penalties to individual members of management if our practices are deemed to be out of compliance;

•	longer payment cycles in some countries;

•	credit risk and higher levels of payment fraud;

•	laws and regulations that favor local competitors or prohibit or limit foreign ownership of businesses;

•	legal regimes where the application of laws and regulations is subject to greater uncertainty, as well as higher risk of corruption, fraud and unethical business practices;

•	compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•	implementing and maintaining effective internal processes and controls;

•	compliance with various economic and trade sanctions regulations which restrict certain conduct of business;

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	foreign exchange controls that might require significant lead time in setting up operations and bank accounts before monetizing our operations in certain geographic territories;

•	political and economic instability in some countries;

•	modifications we make to our site in certain jurisdictions due to local laws and regulations;

•	laws and proposed legislation relating to data localization in various countries, which may restrict our ability to do business in new and existing markets;

•	double taxation of our non-U.S. earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and

•	higher costs of doing business internationally.
If our revenue from our international operations, and particularly from our operations in the countries and regions on which we have focused our spending, do not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. In addition, as our member base expands internationally, members in certain geographies may have lower levels of activity with our websites and services.
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

We have developed a strong and trusted brand that we believe has contributed significantly to the success of our member network and business. Our brand is predicated on the idea that individual professionals will trust us and find immense value in building and maintaining their professional identities and reputations on our platform. Maintaining, protecting and enhancing the “LinkedIn,” “SlideShare” and related brands is critical to expanding our base of members, enterprises, advertisers, corporate customers and other partners, and increasing their engagement with our services, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality solutions, which we may not do successfully. Despite our efforts to protect our brand and prevent its misuse, if others misuse our brand or pass themselves off as being endorsed or affiliated with us, it could harm our reputation and our business could suffer. If our members or potential members determine that they can use other platforms, such as social networks, for the same purposes as or as a replacement for our network, or if they choose to blend their professional and social networking activities, our brand and our business could be harmed. Our members or customers could find that new products or features that we introduce are difficult to use or may feel that they degrade their experience with online service offered by LinkedIn, which could harm our reputation for delivering high-quality products. Our brand is also important in attracting and maintaining high performing employees. If we do not successfully maintain a strong and trusted brand, our business could be harmed.
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
We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases, domain names and patents as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect our intellectual property. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States. We also have a practice of entering into confidentiality and invention assignment agreements with our employees and contractors, and often enter into confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. In addition, from time to time we make our intellectual property available to others under license agreements. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information, infringement of our intellectual property rights or deter independent development of similar or competing technologies by others and may not provide an adequate remedy in the event of such misappropriation or infringement.
Obtaining and maintaining effective intellectual property rights is expensive, including the costs of defending our rights. We are seeking to protect our trademarks and patents, and other intellectual property rights in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions for every such right. In addition, we may not seek to pursue such protection in every location. In particular, we believe it is important to maintain, protect and enhance our brands, including “LinkedIn” and “SlideShare”. Accordingly, we pursue the registration of domain names and our trademarks and service marks in the United States and in certain locations outside the United States. We have already and may, over time, increase our investment in protecting innovations through investments in patents and similar rights, and this process is expensive and time-consuming.
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
We are party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We are currently facing, or may face in the future, allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we are facing or may face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, our litigation costs are significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and features or require us to stop offering certain features, all of which could negatively impact our membership and revenue growth. Additionally, we are subject to mandatory periodic audits, which would likely increase our regulatory compliance costs, and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.
In addition, we use open source software in our solutions and plan to continue to use open source software in the future. The terms of many open source licenses have not been interpreted by United States or other courts, and these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. We may face claims from others claiming ownership of open source software, or breach of open source license terms, including a demand for release of material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, which could be costly to defend, require us to purchase a costly license, require us to establish additional specific open source compliance procedures, or require us to devote additional research and development resources to remove open source elements from or otherwise change our solutions, any of which would have a negative effect on our business and operating results. In addition, if we were to combine our proprietary technology with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software which would have a material adverse effect on our business, results of operations or financial condition.
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
We must demonstrate that our Talent Solutions are an important recruiting tool for enterprises and professional organizations and that our Marketing and Sales Solutions provide them with access to an audience of one of the most influential, affluent and highly educated audiences on the Internet. However, potential customers may not be familiar with our solutions or may prefer other or more traditional products and services for their talent, advertising and marketing needs.
Our customer base and our customers’ renewal rates may decline or fluctuate because of several factors, including the prices of our solutions, the prices of products and services offered by our competitors, reduced hiring by our customers or reductions in their talent or marketing spending levels due to macroeconomic or other factors and the efficacy and cost-effectiveness of our solutions. If we do not attract new customers or if our customers do not renew their agreements for our solutions, renew on less favorable terms, or do not purchase additional functionality or offerings, our revenue may grow more slowly than expected or decline.
Ultimately, attracting new customers and retaining existing customers requires that we continue to provide high quality solutions that our customers value. In particular, our Talent Solutions customers will discontinue their purchases of our solutions if we fail to effectively connect them with the talent they seek, and our premium subscribers will discontinue their subscriptions if they do not find the networking and business opportunities that they value. Similarly, customers of our Marketing Solutions will not continue to do business with us if their advertisements do not reach their intended audiences. Therefore we must continue to demonstrate to our customers that using our Marketing Solutions is the most effective and cost-efficient way to maximize their results. Even if our Marketing Solutions are providing value to our customers, advertisers are sensitive to general economic downturns and reductions in consumer spending, among other events and trends, which generally results in reduced advertising expenditures and could adversely affect sales of our Marketing Solutions. In addition, we have recently expanded our Marketing Solutions products to include off-network advertising. This product area will complement our current offerings primarily sold on our wholly owned properties, and we may not be successful or our customers or members may not be receptive to these products. Finally, we are in the early stages of developing our Sales Solutions products which may not be successful. If we fail to provide high quality solutions and convince customers of our value proposition, we may not be able to retain existing customers or attract new customers, which would harm our business and operating results.
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
If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our member and non-member engagement could decline.
We depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our website. Similarly, we depend on providers of mobile application “store fronts” to allow users to locate and download our mobile applications that enable our service. Our ability to maintain the number of visitors directed to our website and users of our online services is not entirely within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our members to use our website, or if our competitors’ SEO efforts are more successful than ours, overall growth in our member base could slow, member and non-member engagement could decrease, and we could lose existing members. These modifications may be prompted by search engine companies entering the online professional networking market or aligning with competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our websites would harm our business and operating results.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and accept payment from customers in currencies other than the U.S. dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Consequently, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on our profitability, and because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net income (loss). Additionally, hedging programs rely on our ability to forecast accurately and could expose us to additional risks that could adversely affect our financial condition and results of operations.
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
Recently, Ireland tax authorities announced changes to the treatment of non-resident Irish entities, commonly used in a “double Irish” structure. The changes will impact newly created Irish entities immediately but are not expected to impact existing non-resident Irish entities, such as ours, until after December 31, 2020. These changes may adversely impact our effective tax rate and harm our financial position and results of operations.
Additionally, the Organisation for Economic Co-Operation and Development recently released draft guidance covering various topics, including addressing the “tax challenges of the digital economy,” country-by-country reporting, and definitional changes to permanent establishment, which could ultimately impact our tax liabilities to foreign jurisdictions and treatment of our foreign earnings from a U.S. perspective which may adversely impact our effective tax rate and harm our financial position and results of operations.

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
We have made and will continue to make acquisitions to add employees, complementary companies, products, or technologies or revenue. These transactions could be material to our financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 59.5% of the voting power of our outstanding capital stock as of September 30, 2014. Our co-founder and Chair, Reid Hoffman, held approximately 11.7% of the outstanding shares of our Class A and Class B common stock, representing approximately 54.3% of the voting power of our outstanding capital stock as of September 30, 2014. Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters for the foreseeable future.
In addition, the holders of our Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent as little as 10% of the combined voting power of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit the ability of our Class A stockholders to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
Future transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, Mr. Hoffman retains a significant portion of his holdings of Class B common stock for an extended period of time, he could, in the future, continue to control a majority of the combined voting power of our Class A and Class B common stock. As a board member, Mr. Hoffman owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Hoffman is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.
Our stock price has been volatile in the past and may be subject to volatility in the future.
The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2014, the closing price of our Class A common stock ranged from $142.33 to $231.00 through October 30, 2014. Fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have at times experienced extreme price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our Class A common stock. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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
The trading market for our Class A common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts or the information contained in their reports. If one or more analysts publish research reports that are interpreted negatively by the investment community, or have a negative tone regarding our business, financial or operating performance, industry or end-markets, our share price could decline. In addition, if one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
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

Item 2. Unregistered Sales of Equity Securities
Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our Class B common stock made pursuant to the 2003 Plan. No shares of our Class A common stock were repurchased during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2014	—	$—	—	—
August 1 - August 31, 2014	128	8.27	—	—
September 1 - September 30, 2014	—	—	—	—
Total	128	$8.27	—
Sales of Unregistered Securities
In connection with an acquisition agreement entered into on July 11, 2014, the Company agreed to issue up to an aggregate of 125,693 shares of its Class A common stock to the stockholders of Newsle, Inc. (“Newsle”) as a portion of the consideration for all of the outstanding equity of Newsle. The final number of shares of the Company’s Class A common stock to be issued in connection with the acquisition is subject to adjustment based on (i) purchase price adjustment provisions, (ii) continuing service obligations to the Company of certain stockholders of Newsle, and (iii) indemnification obligations of Newsle stockholders after the closing of the acquisition.
The issuance of shares of the Company’s Class A common stock to stockholders of Newsle in accordance with the terms and subject to the conditions set forth in the acquisition agreement was made in reliance on the private offering exemption of Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the stockholders of Newsle, including with respect to their status as accredited investors, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities.

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

LINKEDIN CORPORATION

Dated:	October 30, 2014	By:	/s/ Jeffrey Weiner
Jeffrey Weiner
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	October 30, 2014	By:	/s/ Steven Sordello
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