Form 10-Q
period 2015-03-31
LINKEDIN CORP
filed 2015-05-01
CIK 1271024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2015, there were 110,277,802 shares of the Registrant’s Class A common stock outstanding and 15,686,722 shares of the Registrant’s Class B common stock outstanding.

LINKEDIN CORPORATION
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
LINKEDIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,017,287	$460,887
Marketable securities	2,512,588	2,982,422
Accounts receivable (net of allowance for doubtful accounts of $12,443 and $11,944 at March 31, 2015 and December 31, 2014, respectively)	424,787	449,048
Deferred commissions	60,259	66,561
Prepaid expenses	62,800	52,978
Other current assets	141,798	110,204
Total current assets	4,219,519	4,122,100
Property and equipment, net	755,396	740,909
Goodwill	359,739	356,718
Intangible assets, net	122,826	131,275
Other assets	80,684	76,255
TOTAL ASSETS	$5,538,164	$5,427,257
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$85,104	$100,297
Accrued liabilities	206,826	260,189
Deferred revenue	585,812	522,299
Total current liabilities	877,742	882,785
CONVERTIBLE SENIOR NOTES, NET	1,092,715	1,081,553
OTHER LONG TERM LIABILITIES	143,704	132,100
Total liabilities	2,114,161	2,096,438
COMMITMENTS AND CONTINGENCIES (Note 11)
REDEEMABLE NONCONTROLLING INTEREST	5,536	5,427
STOCKHOLDERS’ EQUITY (Note 12):
Class A and Class B common stock	13	13
Additional paid-in capital	3,420,045	3,285,705
Accumulated other comprehensive income (loss)	1,085	(198)
Accumulated earnings (deficit)	(2,676)	39,872
Total stockholders’ equity	3,418,467	3,325,392
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$5,538,164	$5,427,257
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenue	$637,687	$473,193
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	88,406	62,455
Sales and marketing	229,636	166,522
Product development	165,580	120,622
General and administrative	97,313	74,618
Depreciation and amortization	73,972	49,740
Total costs and expenses	654,907	473,957
Loss from operations	(17,220)	(764)
Other income (expense), net:
Interest income	1,985	1,006
Interest expense	(12,597)	—
Other, net	(4,035)	20
Other income (expense), net	(14,647)	1,026
Income (loss) before income taxes	(31,867)	262
Provision for income taxes	10,572	13,581
Net loss	(42,439)	(13,319)
Accretion of redeemable noncontrolling interest	(109)	(126)
Net loss attributable to common stockholders	$(42,548)	$(13,445)

Net loss per share attributable to common stockholders:
Basic	$(0.34)	$(0.11)
Diluted	$(0.34)	$(0.11)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	125,471	120,967
Diluted	125,471	120,967
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(42,439)	$(13,319)
Other comprehensive income:
Change in unrealized gains on investments, net of tax	403	368
Change in unrealized gains on cash flow hedges, net of tax	883	—
Change in foreign currency translation adjustment	(3)	—
Total other comprehensive income	1,283	368
Comprehensive loss	(41,156)	(12,951)
Accretion of redeemable noncontrolling interest	(109)	(126)
Comprehensive loss attributable to common stockholders	$(41,265)	$(13,077)
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(42,439)	$(13,319)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,972	49,740
Provision for doubtful accounts and sales returns	1,795	1,207
Amortization of investment premiums, net	5,514	2,774
Amortization of debt discount and transaction costs	11,189	—
Stock-based compensation	103,109	67,769
Excess income tax benefit from stock-based compensation	(18,198)	(15,982)
Changes in operating assets and liabilities:
Accounts receivable	29,489	(26,764)
Deferred commissions	7,067	1,116
Prepaid expenses and other assets	(34,629)	(14,516)
Accounts payable and other liabilities	(40,725)	(18,428)
Income taxes, net	5,629	7,928
Deferred revenue	63,359	87,333
Net cash provided by operating activities	165,132	128,858
INVESTING ACTIVITIES:
Purchases of property and equipment	(90,121)	(88,871)
Purchases of investments	(454,281)	(737,739)
Sales of investments	438,409	72,239
Maturities of investments	482,840	393,044
Payments for intangible assets and acquisitions, net of cash acquired	(4,161)	(85,061)
Changes in deposits and restricted cash	(1,382)	(1,404)
Net cash provided by (used in) investing activities	371,304	(447,792)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock from employee stock options	8,708	8,147
Excess income tax benefit from stock-based compensation	18,198	15,982
Other financing activities	(167)	(7)
Net cash provided by financing activities	26,739	24,122
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,775)	573
CHANGE IN CASH AND CASH EQUIVALENTS	556,400	(294,239)
CASH AND CASH EQUIVALENTS—Beginning of period	460,887	803,089
CASH AND CASH EQUIVALENTS—End of period	$1,017,287	$508,850
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$24,880	$21,242
Issuance of Class A common stock and stock options for business combinations	$—	$50,168
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 12, 2015.
The condensed consolidated balance sheet as of December 31, 2014, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2015 or any future period.

Principles of Consolidation
The condensed consolidated financial statements include the Company, its wholly-owned subsidiaries, and variable interest entities in which LinkedIn is the primary beneficiary in accordance with the consolidation accounting guidance. All intercompany balances and transactions have been eliminated.
Redeemable noncontrolling interest is included in the condensed consolidated balance sheets. Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported outside of permanent equity equal to its redemption value as of the balance sheet date.

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

Recently Issued Accounting Guidance
Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board ("FASB") issued new authoritative guidance on simplifying the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard requires retrospective adoption and will be effective for the Company beginning in its first quarter of 2016; however, the Company plans to elect to early adopt in the fourth quarter of 2015. The Company does not expect this standard to have a material impact on its financial statements.

Derivatives and Hedging
In November 2014, the FASB issued new authoritative guidance on determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. The guidance applies to hybrid financial instruments that include embedded derivative features, which must be evaluated to determine whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to the host contract. If the host contract is akin to equity, then equity-like features (for example, a conversion option) are considered clearly and closely related to the host contract and, thus, would not be separated from the host contract. If the host contract is akin to debt, then equity-like features are not considered clearly and closely related to the host contract. In the latter case, an entity may be required to separate the equity-like embedded derivative feature from the debt host contract if certain other criteria are met. Similarly, debt-like embedded derivative features may require separate accounting from an equity-like host contract. The standard will be effective for the Company in the first quarter of 2016; however, the Company may elect to early adopt. The Company is currently evaluating whether this standard will have a material impact on its financial statements.
Revenue Recognition
In May 2014, the FASB issued new authoritative guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The guidance also requires significantly expanded disclosures about revenue recognition. This standard is currently effective for the Company in the first quarter of 2017; however in April 2015, the FASB voted to issue a proposal that would defer the effective date for the Company to the first quarter of 2018. This standard will be applied using either the full or modified retrospective adoption methods. Early adoption of this guidance is not permitted. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its financial results.

2.	Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of the periods presented, are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2015:
Assets:
Cash equivalents:
Money market funds	$221,544	$—	$—	$221,544
Commercial paper	—	56,294	—	56,294
U.S. treasury securities	134,300	—	—	134,300
U.S. agency securities	—	381,770	—	381,770
Marketable securities:
Commercial paper	—	131,587	—	131,587
Certificates of deposit	—	6,176	—	6,176
U.S. treasury securities	945,791	—	—	945,791
U.S. agency securities	—	705,366	—	705,366
Corporate debt securities	—	709,311	—	709,311
Municipal securities	—	14,357	—	14,357
Other current assets:
Foreign currency derivative contracts	—	14,370	—	14,370
Total assets	$1,301,635	$2,019,231	$—	$3,320,866
Liabilities:
Accrued liabilities:
Foreign currency derivative contracts	$—	$2,205	$—	$2,205
Total liabilities	$—	$2,205	$—	$2,205
December 31, 2014:
Assets:
Cash equivalents:
Money market funds	$95,470	$—	$—	$95,470
Commercial paper	—	54,344	—	54,344
U.S. treasury securities	54,349	—	—	54,349
U.S. agency securities	—	43,000	—	43,000
Marketable securities:
Commercial paper		122,371	—	122,371
Certificates of deposit		5,927	—	5,927
U.S. treasury securities	1,234,568		—	1,234,568
U.S. agency securities		881,962	—	881,962
Corporate debt securities		722,705	—	722,705
Municipal securities		14,889	—	14,889
Other current assets:
Foreign currency derivative contracts	—	5,591	—	5,591
Total assets	$1,384,387	$1,850,789	$—	$3,235,176
Liabilities:
Accrued liabilities:
Foreign currency derivative contracts	$—	$149	$—	$149
Total liabilities	$—	$149	$—	$149

The fair value of the Company's Level 1 financial instruments is based on quoted market prices in active markets for identical instruments. The fair value of the Company's Level 2 fixed income securities is obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The

Company's procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from the Company's pricing service against fair values obtained from another independent source. The fair value of the Company's Level 2 foreign currency derivative contracts is obtained from pricing models that use observable market inputs.

See Note 8, Convertible Senior Notes, for the carrying amount and estimated fair value of the Company's convertible senior notes, which are not recorded at fair value as of March 31, 2015.

3.	Cash and Investments
The following table presents cash, cash equivalents, and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
March 31, 2015:
Cash	$223,379	$—	$—	$223,379
Cash equivalents:
Money market funds	221,544	—	—	221,544
Commercial paper	56,290	5	(1)	56,294
U.S. treasury securities	134,303	—	(3)	134,300
U.S. agency securities	381,769	1	—	381,770
Marketable securities:
Commercial paper	131,576	35	(24)	131,587
Certificates of deposit	6,175	1	—	6,176
U.S. treasury securities	945,855	79	(143)	945,791
U.S. agency securities	705,101	309	(44)	705,366
Corporate debt securities	709,132	363	(184)	709,311
Municipal securities	14,349	9	(1)	14,357
Total cash, cash equivalents, and marketable securities	$3,529,473	$802	$(400)	$3,529,875
December 31, 2014:
Cash	$213,724	$—	$—	$213,724
Cash equivalents:
Money market funds	95,470	—	—	95,470
Commercial paper	54,340	4	—	54,344
U.S. treasury securities	54,349	—	—	54,349
U.S. agency securities	42,999	1	—	43,000
Marketable securities:
Commercial paper	122,345	33	(7)	122,371
Certificates of deposit	5,925	2	—	5,927
U.S. treasury securities	1,234,870	64	(366)	1,234,568
U.S. agency securities	881,843	393	(274)	881,962
Corporate debt securities	723,412	225	(932)	722,705
Municipal securities	14,893	4	(8)	14,889
Total cash, cash equivalents, and marketable securities	$3,444,170	$726	$(1,587)	$3,443,309

The following table presents available-for-sale investments by contractual maturity date (in thousands) as of March 31, 2015:

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$1,822,861	$1,823,178
Due after one year through three years	689,327	689,410
Total	$2,512,188	$2,512,588

4.	Derivative Instruments
The Company has operations in the United States and internationally and transacts business in multiple currencies, which exposes it to foreign currency exchange rate risk. The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company’s program is not designated for trading or speculative purposes.

These derivative instruments expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. The Company seeks to mitigate this credit risk by transacting with major financial institutions with high credit ratings. In addition, the Company generally enters into master netting arrangements, which mitigate credit risk by permitting net settlement of transactions with the same counterparty. The Company is not required to pledge, and is not entitled to receive, cash collateral related to these derivative instruments.

Cash Flow Hedges
Beginning in the first quarter of 2015, the Company uses foreign currency derivative contracts designated as cash flow hedges to hedge forecasted revenue transactions denominated in currencies other than the U.S. dollar. The Company's cash flow hedges consist of forward and option contracts with maturities of 12 months or less.

The Company evaluates the effectiveness of its cash flow hedges on a quarterly basis. Effectiveness represents a derivative instrument's ability to generate offsetting changes in cash flows related to the hedged risk. The Company records the gains or losses, net of tax, related to the effective portion of its cash flow hedges as a component of accumulated other comprehensive income (loss) ("AOCI") in stockholders' equity and subsequently reclassifies the gains or losses into revenue when the underlying hedged revenue is recognized. The Company records the gains or losses related to the ineffective portion of the cash flow hedges, if any, immediately in other income (expense), net. The change in time value related to the Company's cash flow hedges is excluded from the assessment of hedge effectiveness and is recorded immediately in other income (expense), net. If the hedged transaction becomes probable of not occurring, the corresponding amounts in AOCI would immediately be reclassified as ineffectiveness to other income (expense), net. Cash flows related to the Company's cash flow hedging program are recognized as cash flows from operating activities in its statements of cash flows.

As of March 31, 2015, the Company had outstanding cash flow hedges with a total notional amount of $234.8 million.

Balance Sheet Hedges
The Company uses foreign currency derivative contracts not designated as hedging instruments (“balance sheet hedges”) to reduce the exchange rate risk associated with its foreign currency denominated monetary assets and liabilities. These balance sheet hedges are marked-to-market at the end of each reporting period and the related gains and losses are recognized in other income (expense), net.

As of March 31, 2015 and December 31, 2014, the Company had outstanding balance sheet hedges with a total notional amount of $224.9 million and $190.1 million, respectively.

Fair Value of Foreign Currency Derivatives
The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented:

	March 31, 2015	December 31, 2014
Derivative assets:
Cash flow hedges	$4,144	$—
Balance sheet hedges	10,226	5,591
Total derivative assets	14,370	5,591
Derivative liabilities:
Cash flow hedges	581	—
Balance sheet hedges	1,624	149
Total derivative liabilities	2,205	149
Total fair value of derivative instruments	$12,165	$5,442

See Note 2, Fair Value Measurements, for additional information related to the fair value of the Company’s foreign currency derivative contracts.

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the activity of the Company’s cash flow hedges in AOCI in stockholders' equity for the period presented (1):

	December 31, 2014	Amount of gain recognized in other comprehensive income before tax effect (effective portion)	Amount of gain reclassified from AOCI to net revenue (effective portion)	March 31, 2015
Cash flow hedges	—	1,009	—	$1,009
__________
(1)    The Company did not have any cash flow hedges in the first quarter of 2014.

The amount recognized in earnings related to the ineffective portion of the Company's cash flow hedges was insignificant for the quarter. The Company excluded $0.4 million in changes in fair value related to its cash flow hedges from its assessment of hedge effectiveness.

As of March 31, 2015, the Company estimates approximately $1.0 million of net derivative gains related to our cash flow hedges will be reclassified from AOCI into earnings within the next 12 months.

The following table presents the impact of the Company’s foreign currency derivative contracts on the condensed consolidated statement of operations for the periods presented:

		Three Months Ended March 31,
	Location	2015	2014
Cash flow hedges	Net revenue	$—	$—
Balance sheet hedges	Other income (expense), net	11,210	(404)
Total gain (loss) from foreign currency derivative contracts		$11,210	$(404)

5.	Property and Equipment
The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	March 31, 2015	December 31, 2014
Land	$179,465	$179,232
Computer equipment	524,361	489,763
Software	49,809	47,157
Capitalized website and internal-use software	147,344	131,182
Furniture and fixtures	69,522	64,180
Leasehold improvements	252,432	235,845
Total	1,222,933	1,147,359
Less accumulated depreciation and amortization	(467,537)	(406,450)
Property and equipment, net	$755,396	$740,909

6.	Goodwill and Other Intangible Assets
Goodwill
Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2014	$356,718
2015 acquisitions	3,021
Goodwill—March 31, 2015	$359,739

Other Intangible Assets
The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (1)
March 31, 2015:
Developed technology	$114,784	$(47,071)	$67,713	2.0 years
Trade name	7,000	(5,786)	1,214	0.9 years
Patents	55,266	(6,281)	48,985	10.1 years
Customer relationships	5,100	(1,547)	3,553	2.3 years
Other intangible assets	4,152	(2,791)	1,361	0.7 years
Total	$186,302	$(63,476)	$122,826	5.2 years
December 31, 2014:
Developed technology	$113,466	$(37,936)	$75,530	2.2 years
Trade name	7,000	(5,203)	1,797	1.0 year
Patents	53,256	(5,046)	48,210	10.3 years
Customer relationships	5,100	(1,161)	3,939	2.6 years
Other intangible assets	4,152	(2,353)	1,799	0.9 years
Total	$182,974	$(51,699)	$131,275	5.2 years
 __________________

(1)	The weighted-average remaining life of other intangible assets excludes the impact of $0.4 million in indefinite-lived intangible assets as of March 31, 2015 and December 31, 2014.

Amortization expense for the three months ended March 31, 2015 and 2014 was $11.8 million and $4.8 million, respectively. Estimated amortization expense of purchased intangible assets for future periods as of March 31, 2015 is as follows (in thousands):

Year Ending December 31,	Amortization expense
Remainder of 2015	$33,174
2016	37,223
2017	17,053
2018	5,105
2019	4,957
Thereafter	24,893
Total	$122,405

7.	Accrued Liabilities
The following table presents the detail of accrued liabilities as of the periods presented (in thousands):

	March 31, 2015	December 31, 2014
Accrued vacation and employee-related expenses	$124,687	$88,100
Accrued incentives	11,781	69,583
Accrued commissions	19,457	59,357
Accrued sales tax and value-added taxes	12,714	11,249
Other accrued expenses	38,187	31,900
Total	$206,826	$260,189

8.	Convertible Senior Notes
On November 12, 2014, the Company issued $1,322.5 million aggregate principal amount of convertible senior notes (the “Notes”). The total net proceeds from this offering were $1,305.3 million, after deducting the initial purchasers’ discount and debt issuance costs.
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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the proceeds received upon issuance of the Notes. The difference between the principal amount of the Notes and the liability component (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Notes. The equity component of the Notes is included in additional paid-in capital in the condensed consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.
The Company incurred transaction costs of approximately $0.7 million related to the issuance of the Notes. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded in other assets in the condensed consolidated balance sheet and are being amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The Notes consisted of the following (in thousands):

March 31, 2015
Liability:
Principal	$1,322,500
Less: debt discount, net of amortization	(229,785)
Net carrying amount	$1,092,715

Equity	$230,191
The Company recognized interest expense on the Notes as follows (in thousands, except for percentage):

Three Months Ended March 31,
2015
Contractual interest expense based on 0.50% per annum	$1,653
Amortization of debt issuance costs	27
Amortization of debt discount	11,162
Total	$12,842
Effective interest rate of the liability component	4.7%
The total estimated fair value of the Notes as of March 31, 2015 was $1,464.4 million. The fair value was determined based on the closing trading price of the Notes as of the last day of trading for the period. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.
Based on the closing price of our Class A common stock of $249.86 on March 31, 2015, the if-converted value of the Notes was less than the principal amount.
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
The amounts paid and received for the Note Hedges and warrants have been recorded in additional paid-in capital in the condensed consolidated balance sheets. The fair value of the Note Hedges and warrants are not remeasured through earnings each reporting period. The amounts paid for the Note Hedges are tax deductible expenses, while the proceeds received from the warrants are not taxable.

Impact to Earnings per Share

The Notes will have no impact to diluted earnings per share until the average price of our Class A common stock during the reporting period exceeds the conversion price of $294.54 per share because the principal amount of the Notes is intended to be settled in cash upon conversion. Under the treasury stock method, in periods the Company reports net income, the Company is required to include the effect of additional shares that may be issued under the Notes when the price of the Company’s Class A common stock exceeds the conversion price. Under this method, the cumulative dilutive effect of the Notes would be approximately 1,026,000 shares if the average price of the Company’s Class A common stock is $381.82. However, upon conversion, there will be no economic dilution from the Notes, as exercise of the Note Hedges eliminate any dilution from the Notes that would have otherwise occurred when the price of the Company’s Class A common stock exceeds the conversion price. The Note Hedges are required to be excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.

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

9.	Other Income (Expense), Net
The following table presents the detail of other income (expense), net, for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest income	$1,985	$1,006
Interest expense (1)	(12,597)	—
Net gain (loss) on foreign exchange and foreign currency derivative contracts	(4,436)	25
Net realized gain on sales of marketable securities	95	14
Other non-operating income (expense), net	306	(19)
Total other income (expense), net	$(14,647)	$1,026
 __________________

(1)	In the three months ended March 31, 2015, the Company capitalized $0.2 million of interest expense.

10.	Loss Per Share
Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities.
Class A and Class B common stock are the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted to Class A common stock upon sale or transfer, subject to certain limited exceptions.
Basic net loss per share attributable to common stockholders is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of shares issuable upon the release of RSUs, and to a lesser extent, the incremental common shares issuable upon the exercise of stock options and purchases related to the 2011 Employee Stock Purchase Plan. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net loss per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net loss per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.
The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the conversion of Class B common stock is assumed in the computation of the diluted net loss per share of Class A common stock, the undistributed earnings are equal to net loss for that computation.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2015		2014
	Class A	Class B	Class A	Class B
Basic net loss per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$(37,217)	$(5,331)	$(11,570)	$(1,875)
Denominator:
Weighted-average common shares outstanding	109,750	15,721	104,100	16,867
Basic net loss per share attributable to common stockholders	$(0.34)	$(0.34)	$(0.11)	$(0.11)
Diluted net loss per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$(37,217)	$(5,331)	$(11,570)	$(1,875)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(5,331)	—	(1,875)	—
Allocation of undistributed earnings	$(42,548)	$(5,331)	$(13,445)	$(1,875)
Denominator:
Number of shares used in basic calculation	109,750	15,721	104,100	16,867
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	15,721	—	16,867	—
Number of shares used in diluted calculation	125,471	15,721	120,967	16,867
Diluted net loss per share attributable to common stockholders	$(0.34)	$(0.34)	$(0.11)	$(0.11)
The following weighted-average employee equity awards were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Employee stock options	2,908	3,671
RSUs and other equity	5,875	1,204
Total	8,783	4,875

11.	Commitments and Contingencies
Aggregate Future Lease Commitments
The Company leases its office facilities and data centers under operating lease agreements, the longest of which is expected to expire in 2027. The Company’s future minimum payments, which exclude operating expenses, under non-cancelable operating leases for office facilities and data centers having initial terms in excess of one year, and sublease rental income as of March 31, 2015 are as follows (in thousands):

Year Ending December 31,	Gross Operating Lease Commitments (1)	Sublease Income (2)	Net Operating Lease Commitments
Remainder of 2015	$91,131	$(4,302)	$86,829
2016	139,136	(17,446)	121,690
2017	139,457	(17,592)	121,865
2018	136,970	(18,109)	118,861
2019	136,054	(18,653)	117,401
Thereafter	821,200	(140,407)	680,793
Total minimum lease payments	$1,463,948	$(216,509)	$1,247,439
 __________________

(1)
Subsequent to March 31, 2015, the Company leased additional office space to be developed for aggregate future minimum lease payments of approximately $367.3 million over a term of 12 years. The Company estimates the payments will begin in early 2018.

(2)	Primarily represents sublease income for several buildings the Company leases in Sunnyvale, California to be recognized over the next 12 years.
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
Common Stock
As of March 31, 2015, the Company had 110,178,629 shares and 15,699,338 shares of Class A common stock and Class B common stock outstanding, respectively. As of December 31, 2014, the Company had 109,259,689 and 15,782,261 shares of Class A common stock and Class B common stock outstanding, respectively.

Stock Option Activity
A summary of stock option activity for the three months ended March 31, 2015 is as follows:

	Options Outstanding		Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted-Average Exercise Price
Outstanding—December 31, 2014	3,027,717	$69.53
Granted	222,132	267.21
Exercised	(375,788)	23.18
Canceled or expired	(4,173)	27.78
Outstanding—March 31, 2015	2,869,888	$90.97	6.36	$459,864
Options vested and expected to vest as of March 31, 2015	2,747,160	$85.68	6.25	$454,249
Options vested and exercisable as of March 31, 2015	1,912,848	$37.72	5.20	$405,788
Aggregate intrinsic value represents the difference between the Company's closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange (“NYSE”) as of March 31, 2015 was $249.86. The total intrinsic value of options exercised was approximately $88.3 million and $128.1 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $68.2 million, which is expected to be recognized over the next 2.96 years.

RSU Activity
A summary of RSU activity for the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested—December 31, 2014	5,140,627	$176.78
Granted	1,514,389	267.37
Vested	(460,414)	157.44
Canceled	(141,804)	173.09
Unvested—March 31, 2015	6,052,798	$201.01	$1,512,352
Expected to vest as of March 31, 2015	5,276,256		$1,318,325
The intrinsic value of RSUs released was approximately $122.4 million and $65.6 million in the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $987.4 million, which is expected to be recognized over the next 2.9 years.
Restricted Stock
As of March 31, 2015, the total unrecognized compensation cost related to restricted stock was approximately $38.6 million, which is expected to be recognized over the next 1.3 years.
Stock-Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards to employees recognized in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$9,757	$5,836
Sales and marketing	19,341	12,181
Product development	49,970	33,126
General and administrative	24,041	16,626
Total stock-based compensation	103,109	67,769
Tax benefit from stock-based compensation	(30,104)	(18,778)
Total stock-based compensation, net of tax effect	$73,005	$48,991

The Company capitalized $4.4 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively, of stock-based compensation as website development costs.

13.	Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax, for the periods presented:

	Unrealized Gains/Losses on Investments	Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
AOCI—December 31, 2014	$(149)	$—	$(49)	$(198)
Other comprehensive income (loss) before adjustments	335	883	(3)	1,215
Amounts reclassified from AOCI	68	—	—	68
Other comprehensive income (loss)	$403	$883	$(3)	$1,283
AOCI—March 31, 2015	$254	$883	$(52)	$1,085

	Unrealized Gains/Losses on Investments	Foreign Currency Translation Adjustments	Total
AOCI—December 31, 2013	$317	$(3)	$314
Other comprehensive income (loss) before adjustments	358	—	358
Amounts reclassified from AOCI	10	—	10
Other comprehensive income (loss)	368	—	368
AOCI—March 31, 2014	$685	$(3)	$682
The following table presents the impact of reclassification adjustments from AOCI on net loss for the periods presented:

AOCI Components	Location	Three Months Ended March 31,
		2015	2014
Unrealized gains on cash flow hedges	Net revenue	$—	$—
Unrealized losses on investments	Other income (expense), net	(68)	(10)
Total amount reclassified from AOCI		$(68)	$(10)

14.	Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from activities outside the United States are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries because it is the Company’s intent to reinvest earnings indefinitely offshore. The determination of the interim period income tax provision utilizes the effective rate method, which requires the estimation of certain annualized components of the computation of the income tax provision, including the estimate of the annual effective tax rate by legal entity and by jurisdiction.
On December 19, 2014, the President signed into law the Tax Increase Prevention Act of 2014 (the "2014 Act"). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2013. The 2014 Act extended the research credit for one year to December 31, 2014. As a result of the retroactive extension, the Company recognized a tax benefit of $15.5 million for qualifying amounts incurred in 2014. However, the federal research credit has not been extended for new research activities incurred after December 31, 2014 and as such, the Company will not have a similar tax benefit in 2015 unless new legislation is passed which will provide a credit for qualifying amounts generated in 2015.
The Company recorded income tax expense of $10.6 million and $13.6 million for the three months ended March 31, 2015 and 2014, respectively. The tax provision decreased in the three months ended March 31, 2015 compared to the same period last year primarily due to the decrease in forecasted U.S. profit before tax, foreign tax losses which derive no benefit, acquisition costs, and non-deductible stock-based compensation. The Company's foreign losses increased during the three months ended March 31, 2015 compared to the same period last year primarily due to international research and development expenses, which had a higher growth rate than international revenue. International research and development expenses include costs charged to foreign jurisdictions by LinkedIn Corporation.

15.	Information About Revenue and Geographic Areas
Revenue by geography is generally based on the shipping address of the customer. The following tables present the Company’s revenue by product and geographic region for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Net revenue by product:
Talent Solutions	$396,375	$291,594
Marketing Solutions	119,192	86,064
Premium Subscriptions	122,120	95,535
Total	$637,687	$473,193

	Three Months Ended March 31,
	2015	2014
Net revenue by geographic region:
United States	$389,258	$284,878
Other Americas (1)	38,066	31,904
Total Americas	427,324	316,782
EMEA(2)	156,563	117,871
APAC (3)	53,800	38,540
Total	$637,687	$473,193
 __________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)
No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.

16.	Subsequent Events

In April 2015, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with lynda.com, Inc. ("lynda.com"), a California-based privately held online learning company that offers an extensive, high quality library of professional training videos and courses. The acquisition of lynda.com positions the Company to be able to further expand on its long-term content strategy, and to realize the Company's vision of building the world's first economic graph. The total consideration for all of the outstanding equity interests of lynda.com is expected to be approximately $1.5 billion, subject to adjustment, in a combination of approximately 52% in cash and approximately 48% in the Company's Class A common stock. The Company also plans to issue stock options to purchase its Class A common stock related to certain outstanding lynda.com employee stock options to be assumed in the acquisition. In addition, after closing, the Company expects to grant RSU awards to continuing lynda.com employees. The consideration is subject to change based on (i) purchase price adjustment provisions and (ii) certain indemnifications of former lynda.com security holders after the closing of the acquisition. A portion of the consideration will be placed in escrow to satisfy these indemnifications as described in the Merger Agreement.
The Company estimates that the total consideration will be primarily allocated to purchase price consideration. For accounting purposes, the equity consideration will be valued based on the closing price of the Company's Class A common stock on the acquisition close date, and is therefore subject to change. The acquisition will be accounted for as a business combination and, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition close date. This acquisition is subject to customary closing conditions and is expected to close in the second quarter of 2015, at which time the Company expects to have the initial purchase price allocation completed.
In April 2015, the Company leased additional office space to be developed for aggregate future minimum lease payments of approximately $367.3 million over a term of 12 years. The Company estimates the payments will begin in early 2018.

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
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 12, 2015.

Overview
We are the world’s largest professional network on the Internet with approximately 364 million members in over 200 countries and territories. We believe we are the most extensive, accurate and accessible network focused on professionals. We seek to create value for members by connecting them to the most important people, knowledge, and opportunities in their professional lives. Our members create the core of our platform, and we, in turn, provide members with applications and tools to help them more effectively manage their careers to achieve their full potential.
In the three months ended March 31, 2015, we continued to experience growth in revenue as well as member and member activity as compared to the same period in 2014. With respect to our platform, we continue to increase the value we deliver to members and increase our network of registered members as we continue to invest in our core experience, especially focused on mobile, global expansion, content, and hiring. With respect to monetization, our net revenue was $637.7 million for the three months ended March 31, 2015, which represented an increase of 35% compared to the same period in 2014. Our future growth will depend, in part, on our ability to continue to increase our member base and create value for our members on both mobile and desktop devices, as well as continuing to expand our product offerings and international presence, which we believe will result in increased sales of our Talent Solutions, Marketing Solutions, and Premium Subscriptions to new and existing customers. As our net revenue increases, we expect our growth rate related to net revenue will continue to decrease over time. Also, given the large scale and critical mass of our network, we believe member and engagement growth, as measured by our key metrics, will decelerate over time and that this may impact the growth of portions of our business.
In April 2015, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with lynda.com, Inc. ("lynda.com"), a California-based privately held online learning company that offers an extensive, high quality library of professional training videos and courses. The acquisition of lynda.com positions us to be able to further expand on our long-term content strategy, and to realize our vision of building the world's first economic graph. The total consideration for all of the outstanding equity interests of lynda.com is expected to be approximately $1.5 billion, subject to adjustment, in combination of approximately 52% in cash and approximately 48% in our Class A common stock. The consideration is subject to change based on (i) purchase price adjustment provisions and (ii) certain indemnifications of former lynda.com security holders after the closing of the acquisition. A portion of the consideration will be placed in escrow to satisfy these indemnifications as described in the Merger Agreement. This acquisition is subject to customary closing conditions and is expected to close in the second quarter of 2015.
In 2015, our philosophy is to continue to invest for long-term growth with particular focus on the following:

•
Talent. We expect to continue expanding our workforce, specifically related to our product development team and field sales organization. This will result in an increase in headcount-related expenses, including stock-based compensation expense and capital expenditures related to facilities. As of March 31, 2015, we had 7,633 employees, which represented an increase of 41% compared to the same period last year.

•
Technology. We expect to continue to make significant capital expenditures to upgrade our technology and network infrastructure to improve the ability of our website to handle expected increases in usage, to enable the release of new features and solutions, and to scale for future growth. These investments are particularly focused on expanding our footprint of data centers.

•	Product. With respect to product development, we will focus investment on our key value proposition: connect to opportunity.

◦
Members. We plan to continue to invest in our member experience focusing on connecting members to their professional world through our desktop and mobile flagship feed experiences; allowing members to stay informed through professional news and knowledge through our publishing platform and content ecosystem; and enabling members to get hired and build their careers.

◦
Customers. We plan to continue to invest in our product development efforts to transform the way customers hire, market, and sell. In 2015, we expect to accelerate hiring product development headcount dedicated to our monetized product lines: Talent Solutions, Marketing Solutions, and Premium Subscriptions, which includes Sales Solutions.

In addition, we expect to continue to invest in mobile across our product lines. Mobile is the fastest growing channel for member engagement, growing at twice the rate of overall site traffic with mobile unique visiting members representing 50% of unique visiting members in first quarter of 2015.

•	Monetization. We expect to continue to aggressively expand our field sales organization to market our solutions both in the United States and internationally.
As a result of our investment philosophy, we expect to be in an operating loss on a consolidated basis under United States generally accepted accounting principles (“U.S. GAAP”).

Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•
Number of Registered Members. We define the number of registered members in our network as the number of individual users who have created a member profile on LinkedIn.com as of the date of measurement. We believe the number of registered members is an indicator of the growth of our network and our ability to receive the benefits of the network effects resulting from such growth. Growth in our member base depends, in part, on our ability to successfully develop and market our solutions to professionals who have not yet become members of our network. Continued member growth is also contingent on our ability to translate our offerings into additional languages, create more localized products in certain key markets, and more broadly expand our member base internationally. We believe that a higher number of registered members will indirectly result in increased sales of our Talent Solutions, Marketing Solutions, and Premium Subscriptions, as customers will have access to an expanded pool of relevant professionals. However, a higher number of registered members will not immediately increase sales, nor will a higher number of registered members in a given region immediately increase sales in that region, as growth of sales and marketing activities generally takes more time to develop than membership growth.

The following table presents the number of registered members as of the periods presented by geographic region:

	March 31,
	2015		2014		% Change
	(in thousands)
Members by geographic region:
United States	115,628	32%	99,449	34%	16%
Other Americas (1)	62,581	17%	51,016	17%	23%
Total Americas	178,209	49%	150,465	51%	18%
EMEA (2)	116,745	32%	92,835	31%	26%
APAC (3)	68,975	19%	53,166	18%	30%
Total number of registered members (4)	363,929	100%	296,466	100%	23%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

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

•
Unique Visiting Members. We define unique visiting members as the total number of members who have visited LinkedIn.com on desktop or have visited selected mobile applications offered by LinkedIn.com on their mobile devices at least once during the month. We view unique visiting members as a key indicator of whether we are delivering value to members by continuing to improve our product offerings as well as growth in our brand awareness among members. Higher levels of member traffic contribute to building a larger pool of professional talent and a richer data ecosystem, which is our key monetizable asset. We leverage these assets, both directly and indirectly, to grow sales within Talent Solutions, Marketing Solutions, and Premium Subscriptions. Continued growth in unique visiting members will be driven by growth in the number of registered members, improvements to features and products that drive traffic to our website, and international expansion.

The following table presents the average monthly number of unique visiting members during the periods presented:

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Unique visiting members (1), (3)	96,847	82,098	18%
Mobile unique visiting members (2), (3)	48,701	35,182	38%
 ______________________

(1)	Members who have visited LinkedIn.com on desktop and/or have visited selected mobile applications offered by LinkedIn.com on their mobile devices.

(2)	Members who have visited selected mobile applications offered by LinkedIn.com on their mobile devices.

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

•
Member Page Views. We define page views as the total number of page views members view during the measurement period on LinkedIn.com for desktop and on selected mobile applications offered by LinkedIn.com for mobile devices. Similar to unique visiting members, we believe member page views is a key indicator for gaining insight into whether our members are deriving increased value from our solutions. We expect growth in member page views will be driven, in part, by growth in the number of registered members, improvements in products and features that drive member traffic to our website, and international expansion. However, member page views may not capture all of the value that our members and other users derive from our solutions because part of the benefit of certain products and features is that the member does not need to visit our website to receive value from our platform. For example, members can respond to InMails they receive from other members without accessing their LinkedIn account or our website. In addition, mobile page views may be lower than they would otherwise be on desktop because a well-designed mobile application reduces the number of clicks and pages a user touches in order to create a high quality mobile experience.

The following table presents the number of member page views during the periods presented:

	Three Months Ended March 31,
	2015	2014	% Change
	(in millions)
Member page views (1), (2)	33,828	25,931	30%
 ______________________

(1)	These metrics include member page views on LinkedIn.com for desktop and selected mobile applications offered by LinkedIn for mobile devices.

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

•
Number of LinkedIn Corporate Solutions Customers. We define the number of LinkedIn Corporate Solutions ("LCS") customers as the number of enterprises and professional organizations that we have under active contracts for our LCS products as of the date of measurement. Our LCS products include LinkedIn Recruiter, Job Slots, LinkedIn Recruitment Media, and LinkedIn Career Pages, which are all part of Talent Solutions. LCS products do not include LinkedIn Jobs or Subscriptions. LCS customers have historically purchased through our field sales channel, which represents approximately 75% of Talent Solutions revenue. We believe the number of LCS customers is an indicator of our market penetration in the online recruiting market and the value that our products bring to both large and small enterprises and professional organizations.

The following table presents the number of LCS customers as of the periods presented:

	March 31,
	2015	2014	% Change

LCS customers	34,764	25,844	35%

•
Sales Channel Mix. Depending on the specific product, we sell our Talent Solutions and Marketing Solutions offline through our field sales organization or online on our website. The majority of our Premium Subscriptions are sold online on our website; however, with the launch of the new Sales Navigator and our increasing investment in a Sales Solutions field sales team, we expect that the portion of Premium Subscriptions revenue derived from our field sales channel will increase over time. Our field sales organization uses a direct sales force to solicit customers and agencies. This offline channel is characterized by a longer sales cycle where price can be negotiated, higher relative average selling prices, longer contract terms, higher selling expenses, and a longer cash collection cycle compared to our online channel.

Our online, or self-service, sales channel allows members to purchase solutions directly on our website. Members can purchase Premium Subscriptions as well as certain lower priced products in our Talent Solutions and Marketing Solutions, such as job postings and self-service advertising. This channel is characterized by lower average selling prices and higher cancellations compared to our offline channel, lower selling costs due to our automated payments platform, and a highly liquid collection cycle.

The following table presents our net revenue by field and online sales:

	Three Months Ended March 31,
	2015		2014
	($ in thousands)
Field sales	$393,251	62%	$275,262	58%
Online sales	244,436	38%	197,931	42%
Net revenue	$637,687	100%	$473,193	100%
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we disclose adjusted EBITDA, a non-GAAP financial measure. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure.
We include adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers and employees. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(42,439)	$(13,319)
Provision for income taxes	10,572	13,581
Other (income) expense, net	14,647	(1,026)
Depreciation and amortization	73,972	49,740
Stock-based compensation	103,109	67,769
Adjusted EBITDA	$159,861	$116,745

Results of Operations
The following tables set forth our results of operations for the periods presented as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2015	2014
	(as a percentage of net revenue)
Condensed Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14	13
Sales and marketing	36	35
Product development	26	25
General and administrative	15	16
Depreciation and amortization	12	11
Total costs and expenses	103	100
Loss from operations	(3)	—
Other income (expense), net:
Interest income	—	—
Interest expense	(2)	—
Other, net	(1)	—
Other income (expense), net	(2)	—
Income (loss) before income taxes	(5)	—
Provision for income taxes	2	3
Net loss	(7)	(3)
Accretion of redeemable noncontrolling interest	—	—
Net loss attributable to common stockholders	(7)%	(3)%
 ______________________
(1) Certain items may not total due to rounding.

Net Revenue
We generate revenue from Talent Solutions, Marketing Solutions and Premium Subscriptions.
Talent Solutions. Revenue from Talent Solutions is derived primarily from providing access to the LinkedIn Recruiter product and job postings. We provide access to our professional database of both active and passive job candidates with LinkedIn Recruiter, which allows corporate recruiting teams to identify candidates based on industry, job function, geography, experience/education, and other specifications. Revenue from the LinkedIn Recruiter product is recognized ratably over the subscription period, which consists primarily of annual subscriptions that are billed monthly, quarterly, or annually. We also earn revenue from the placement of job postings on our website, which generally run for 30 days. Independent recruiters can pay to post job openings that are accessible through job searches or targeted job matches. Revenue from job postings is recognized as the posting is displayed or at the expiration of the contract period, if not utilized.
Marketing Solutions. Revenue from Marketing Solutions is earned from advertisements (consisting of content-based, graphic display, and text link) shown primarily on Linkedin.com and our mobile applications based on either a cost per click or cost per advertisement model, with the mix shifting increasingly to cost per click. Revenue from Internet advertising is recognized as the online advertisements are displayed on Linkedin.com and our mobile applications. Through the recent acquisition of Bizo and the re-launch of our marketing solutions product suite, we now sell and recognize a portion of revenue from off-network advertising. The typical duration of our advertising contracts is approximately two months.

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

	Three Months Ended March 31,
	2015	2014	% Change
	($ in thousands)
Net revenue by product:
Talent Solutions	$396,375	$291,594	36%
Marketing Solutions	119,192	86,064	38%
Premium Subscriptions	122,120	95,535	28%
Total	$637,687	$473,193	35%
Percentage of net revenue by product: (1)
Talent Solutions	62%	62%
Marketing Solutions	19%	18%
Premium Subscriptions	19%	20%
Total	100%	100%
  ______________________
(1)     Certain items may not total due to rounding.
Total net revenue increased $164.5 million in the three months ended March 31, 2015 compared to the same period last year. Net revenue from our Talent Solutions increased $104.8 million in the three months ended March 31, 2015 compared to the same period last year. These increases were driven by increased spending by existing customers as well as generating business from new customers, as evidenced by the 35% increase in the number of LCS customers as of March 31, 2015 compared to the same period last year.
Net revenue from our Marketing Solutions increased $33.1 million in the three months ended March 31, 2015, compared to the same period last year. The increase was primarily due to the introduction of Sponsored Updates in our field sales and self-service channels, and to a lesser extent, revenue from our recent acquisition of Bizo Inc. Sponsored Updates allows marketers to show paid content in LinkedIn members' update feeds. Sponsored content represented approximately 40% of Marketing Solutions revenue in the three months ended March 31, 2015, and we expect it to continue to represent a larger percentage of Marketing Solutions revenue as we continue to gain traction in our shift to content marketing.
Net revenue from our Premium Subscriptions increased $26.6 million in the three months ended March 31, 2015 compared to the same period last year primarily due to the increase in revenue from our Sales Solutions products, which includes Sales Navigator. Our Sales Solutions products continue to grow at a faster rate than our other Premium Subscription products as well as continue to represent a larger percentage of total Premium Subscriptions revenue. Sales Solutions represented approximately 30% of Premium Subscriptions revenue in the three months ended March 31, 2015.

The following table presents our net revenue by geographic region:

	Three Months Ended March 31,
	2015	2014	% Change
	($ in thousands)
Net revenue by geographic region:
United States	$389,258	$284,878	37%
Other Americas (1)	38,066	31,904	19%
Total Americas	427,324	316,782	35%
EMEA (2)	156,563	117,871	33%
APAC (3)	53,800	38,540	40%
Total	$637,687	$473,193	35%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

United States revenue increased $104.4 million in the three months ended March 31, 2015 compared to the same period last year. International revenue increased $60.1 million in the three months ended March 31, 2015 compared to the same period last year. International revenue represented 39% of total revenue in the three months ended March 31, 2015, and 40% of total revenue in the three months ended March 31, 2014. The increase in international revenue is due to the expansion of our sales, technical and support operations in international locations and growth in our international member base due to developing our brand across various international geographies. The increase in international revenue is partially offset by foreign currency fluctuations caused by the strengthening of the U.S. dollar and, we expect our international revenue to continue to be negatively impacted in 2015 as a result of the strengthening of the U.S. dollar this quarter relative to the foreign currencies we transact in. We expect international revenue to increase on an absolute basis and to remain relatively flat as a percentage of total revenue in 2015 as we continue to expand our sales force in key international markets where member engagement supports business efforts at scale.

The following table presents our net revenue by geography, by product:

	Three Months Ended March 31,
	2015	2014	% Change
	($ in thousands)
Net revenue by geography, by product:
United States
Talent Solutions	$240,752	$180,403	33%
Marketing Solutions	77,412	49,038	58%
Premium Subscriptions	71,094	55,437	28%
Total United States revenue	$389,258	$284,878	37%
International
Talent Solutions	$155,623	$111,191	40%
Marketing Solutions	41,780	37,026	13%
Premium Subscriptions	51,026	40,098	27%
Total International revenue	$248,429	$188,315	32%

Total	$637,687	$473,193	35%
Cost of Revenue
Our cost of revenue primarily consists of salaries, benefits and stock-based compensation for our production operations, customer support, infrastructure and advertising operations teams and web hosting costs related to operating our website. Credit card processing fees, sales taxes, allocated facilities costs and other supporting overhead costs are also included in cost of revenue. We also expect higher expenses from off-network advertising associated with Marketing Solutions products in 2015 in connection with our acquisition of Bizo, Inc. Consistent with our investment philosophy for 2015, we expect cost of revenue to increase on an absolute basis and as a percentage of revenue.

	Three Months Ended March 31,
	2015	2014	% Change
	($ in thousands)
Cost of revenue	$88,406	$62,455	42%
Percentage of net revenue	14%	13%
Headcount (at period end)	1,111	838	33%
Cost of revenue increased $26.0 million in the three months ended March 31, 2015 compared to the same period last year. The increase was primarily attributable to $14.4 million in headcount related expenses as we continue to hire to support the growth of our business, $7.1 million in other direct costs (primarily consisting of credit card processing fees), and $2.2 million in facilities and related costs.

Sales and Marketing
Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising, public relations costs, and commissions paid to agencies, as well as allocated facilities and other supporting overhead costs. We plan to continue to invest heavily in sales and marketing to expand our global footprint, grow our current customer accounts and continue building brand awareness. Consistent with our investment philosophy for 2015, we expect sales and marketing expenses to increase on an absolute basis and as a percentage of revenue.

	Three Months Ended March 31,
	2015	2014	% Change
	($ in thousands)
Sales and marketing	$229,636	$166,522	38%
Percentage of net revenue	36%	35%
Headcount (at period end)	3,492	2,309	51%
Sales and marketing expenses increased $63.1 million in the three months ended March 31, 2015 compared to the same period last year. The increase was primarily attributable to $54.1 million in headcount related expenses as we continue to expand our field sales organization globally. We also experienced an increase of $6.4 million in facilities and related costs, and $2.6 million in consulting services.
Product Development
Our product development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers and developers. In addition, product development expenses include outside services and consulting, as well as allocated facilities and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to achieving our strategic objectives. Consistent with our investment philosophy for 2015, we expect to continue to invest heavily in product development; therefore, we expect product development expense to increase on an absolute basis and as a percentage of revenue.

	Three Months Ended March 31,
	2015	2014	% Change
	($ in thousands)
Product development	$165,580	$120,622	37%
Percentage of net revenue	26%	25%
Headcount (at period end)	1,949	1,482	32%
Product development expenses increased $45.0 million in the three months ended March 31, 2015 compared to the same period last year. The increase was primarily attributable to $41.4 million in headcount related expenses as a result of our focus on developing new features and products that create value for our members and an increase of $2.6 million in facilities and related costs.

General and Administrative
Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs not allocated to other departments. Consistent with our investment philosophy for 2015, we expect general and administrative expenses to increase on an absolute basis and as a percentage of revenue. In particular, we anticipate that costs related to legal proceedings will increase as we expect to continue to be subject to increasing litigation and compliance requirements.

	Three Months Ended March 31,
	2015	2014	% Change
	($ in thousands)
General and administrative	$97,313	$74,618	30%
Percentage of net revenue	15%	16%
Headcount (at period end)	1,081	787	37%
General and administrative expenses increased $22.7 million in the three months ended March 31, 2015 compared to the same period last year. The increase was primarily attributable to $20.8 million in headcount related expenses to support our overall growth. We also experienced an increase of $2.3 million in facilities and related costs, offset by a decrease in $1.2 million in legal and consulting services.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized software development costs and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis and as percentage of revenue as we continue to expand our technology and facilities infrastructure.

	Three Months Ended March 31,
	2015	2014	% Change
	($ in thousands)
Depreciation and amortization	$73,972	$49,740	49%
Percentage of net revenue	12%	11%
Depreciation and amortization expenses increased $24.2 million in the three months ended March 31, 2015 compared to the same period last year. The increase in depreciation expense of $17.3 million in the three months ended March 31, 2015 compared to the same period last year was the result of the build out of our data centers, increases in leasehold improvements as we lease additional facilities to accommodate our headcount growth, and increases in capitalized website and internal-use software. The increase in amortization expense of $7.0 million was primarily the result of amortization of developed technology from our recent acquisitions.
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

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Interest income	$1,985	$1,006
Interest expense	(12,597)	—
Net gain (loss) on foreign exchange and foreign currency derivative contracts	(4,436)	25
Net realized gain on sales of marketable securities	95	14
Other non-operating income (expense), net	306	(19)
Total other income (expense), net	$(14,647)	$1,026
Other income (expense), net decreased in the three months ended March 31, 2015 compared to the same period last year primarily due to interest expense related to our Notes and the increase of foreign exchange losses as a result of the strengthening U.S. dollar.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. We expect to be in an operating loss on a consolidated basis under U.S. GAAP in 2015.

	Three Months Ended March 31,
	2015	2014	% Change
	($ in thousands)
Provision for income taxes	$10,572	$13,581	(22)%
Income tax expense decreased $3.0 million in the three months ended March 31, 2015 compared to the same period last year primarily due to the decrease in forecasted U.S. profit before taxes. Foreign losses increased during the three months ended March 31, 2015 compared to the same period last year primarily due to international research and development expenses, which had a higher growth rate than international revenue. International research and development expenses include costs charged to foreign jurisdictions by LinkedIn Corporation.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$90,121	$88,871
Depreciation and amortization	73,972	49,740

Cash flows provided by operating activities	$165,132	$128,858
Cash flows provided by (used in) investing activities	371,304	(447,792)
Cash flows provided by financing activities	26,739	24,122
As of March 31, 2015, we had cash and cash equivalents of $1,017.3 million and marketable securities of $2,512.6 million. Our cash equivalents and marketable securities are comprised primarily of U.S. treasury securities, U.S. agency securities, corporate debt securities, commercial paper and money market funds. As of March 31, 2015, the amount of cash and cash equivalents held by foreign subsidiaries was $212.4 million. If these funds are needed for our domestic operations, we would be required to accrue and pay United States taxes to repatriate these funds to the extent these funds exceed amounts owed to the United States parent entity. However, our intent is to permanently reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries. However, we believe the income tax liability would be insignificant if these earnings were to be repatriated.
In April 2015, we entered into a Merger Agreement with lynda.com, a California-based privately held online learning company that offers an extensive, high quality library of professional training videos and courses. The acquisition of lynda.com positions us to be able to further expand on our long-term content strategy, and to realize our vision of building the world's first economic graph. The total consideration for all of the outstanding equity interests of lynda.com is expected to be approximately $1.5 billion, subject to adjustment, in combination of approximately 52% in cash and approximately 48% in our Class A common stock. The consideration is subject to change based on (i) purchase price adjustment provisions and (ii) certain indemnifications of former lynda.com security holders after the closing of the acquisition. A portion of the consideration will be placed in escrow to satisfy these indemnifications as described in the Merger Agreement. This acquisition is subject to customary closing conditions and is expected to close in the second quarter of 2015.
We believe that our existing cash and cash equivalents and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.
Operating Activities
Operating activities provided $165.1 million of cash in the three months ended March 31, 2015. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with an increase in deferred revenue of $63.4 million and a decrease in accounts receivable of $29.5 million, partially offset by a decrease in accounts payable and other liabilities of $40.7 million, an increase in prepaid expenses and other assets of $34.6 million, and excess tax benefit from stock-based compensation of $18.2 million, which is reclassified as a financing activity. The increase in our deferred revenue was primarily due to increases in transaction amounts in the three months ended March 31, 2015. We had a net loss in the three months ended March 31, 2015 of $42.4 million, which included non-cash stock-based compensation of $103.1 million and non-cash depreciation and amortization of $74.0 million.
Operating activities provided $128.9 million of cash in the three months ended March 31, 2014. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $87.3 million, partially offset by an increase accounts receivable of $26.8 million, and excess tax benefit from stock-based compensation of $16.0 million, which is reclassified as a financing activity, an increase in accounts payable and other liabilities of $18.4 million and an increase in prepaid expenses and other assets of $14.5 million. The increase in our deferred revenue was primarily due to increases in transaction volumes in the three months ended March 31, 2014. We had net a net loss in the three months ended March 31, 2014 of $13.3 million, which included non-cash stock-based compensation of $67.8 million and non-cash depreciation and amortization of $49.7 million.
Investing Activities
Our primary investing activities consisted of purchases of investments, purchases of property and equipment, as well as payments for acquisitions and intangible assets. We continued to invest in technology hardware to support our growth, software to support website functionality development, website operations and our corporate infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations. Our planned purchases of property and equipment for 2015 are expected to be in the range of $575 million and $600 million.
In the three months ended March 31, 2015, we had net sales and maturities of investments of $467.0 million and purchases of property and equipment of $90.1 million. In the three months ended March 31, 2014, we had net purchases of investments of $272.5 million and purchases of property and equipment of $88.9 million and payments for intangible assets and acquisitions, net of cash acquired of $85.1 million.

Financing Activities
In the three months ended March 31, 2015, and 2014, our financing activities consisted primarily of net proceeds from the issuance of common stock from employee stock option exercises as well as the excess tax benefit from stock-based compensation.

Off Balance Sheet Arrangements
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties primarily for facility leases. As of March 31, 2015, we had financial guarantees of $46.8 million that were not recorded on our consolidated balance sheet that consisted of standby letters of credit and bank guarantees.

Contractual Obligations
Our principal obligations consist of our operating leases and 0.50% convertible senior notes. Our headquarters is located in Mountain View, California under a lease that expires in 2023. We also lease office space in locations throughout the United States and internationally, some of which is currently under construction. In addition, we have data centers in the United States and Singapore pursuant to various lease agreements. We have several significant long-term purchase obligations outstanding with third parties. We do not have any significant capital lease obligations. As of March 31, 2015, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations (1), (2)	$1,463,948	$125,697	$279,094	$271,178	$787,979
0.50% convertible senior notes (3)	1,355,342	6,392	13,225	1,335,725	—
Purchase obligations	73,396	44,480	28,916	—	—
______________________

(1)
Represents gross operating lease obligations, excluding sublease income of $216.5 million to be recognized over the next 12 years, which primarily relates to sublease income for several buildings we lease in Sunnyvale, California.

(2)
Subsequent to March 31, 2015, we leased additional office space to be developed for aggregate future minimum lease payments of approximately $367.3 million over a term of 12 years. The lease payments are estimated to begin in early 2018.

(3)	Represents the aggregate principal amount and related interest on our convertible senior notes. See Note 8, Convertible Senior Notes for additional information.
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

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
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
There have been no material changes to the our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 12, 2015.

Recently Issued Accounting Guidance
Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board ("FASB") issued new authoritative guidance on simplifying the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard requires retrospective adoption and will be effective for us beginning in our first quarter of 2016; however, we plan to elect to early adopt in the fourth quarter of 2015. We do not expect this standard to have a material impact on our financial statements.
Derivatives and Hedging
In November 2014, the FASB issued new authoritative guidance on determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. The guidance applies to hybrid financial instruments that include embedded derivative features, which must be evaluated to determine whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to the host contract. If the host contract is akin to equity, then equity-like features (for example, a conversion option) are considered clearly and closely related to the host contract and, thus, would not be separated from the host contract. If the host contract is akin to debt, then equity-like features are not considered clearly and closely related to the host contract. In the latter case, an entity may be required to separate the equity-like embedded derivative feature from the debt host contract if certain other criteria are met. Similarly, debt-like embedded derivative features may require separate accounting from an equity-like host contract. The standard will be effective for us in the first quarter of 2016; however, we may elect to early adopt. We are currently evaluating whether this standard will have a material impact on our financial statements.
Revenue Recognition
In May 2014, the FASB issued new authoritative guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The guidance also requires significantly expanded disclosures about revenue recognition. This standard is currently effective for us in the first quarter of 2017; however in April 2015, the FASB voted to issue a proposal that would defer the effective date for us to the first quarter of 2018. This standard will be applied using either the full or modified retrospective adoption methods. Early adoption of this guidance is not permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our financial results.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange risks and inflation.
Interest Rate Fluctuation Risk
We had cash, cash equivalents, and marketable securities of $3,529.9 million and $3,443.3 million as of March 31, 2015 and December 31, 2014, respectively. This amount was invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents, and marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At March 31, 2015, the weighted-average duration of our investment portfolio was less than one year.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of March 31, 2015, a hypothetical increase in interest rates of 1% (100 basis points) would have resulted in a decrease in the fair value of our fixed-income portfolio of approximately $14.5 million.

Foreign Currency Exchange Risks
We have foreign currency exchange risks related to our revenue and operating expenses denominated in currencies other than the United States dollar, principally the British Pound Sterling, the Euro, the Australian dollar, and the Canadian dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains (losses) related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.
We enter into foreign currency derivative contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations.
Cash Flow Hedges
We use foreign currency derivative contracts designated as cash flow hedges to hedge forecasted revenue transactions denominated in currencies other than the U.S. dollar. Our cash flow hedges are carried at fair value with gains or losses initially recorded as a component of Accumulated Other Comprehensive Income (Loss) in stockholders’ equity and subsequently reclassified into revenue when the underlying hedged revenue is recognized.
Balance Sheet Hedges
We use other foreign currency derivative contracts not designated as hedging instruments (“balance sheet hedges”) to reduce exchange rate risk associated with our foreign currency denominated monetary assets and liabilities. These balance sheet hedges are carried at fair value with changes in the fair value recorded to other income (expense), net in our condensed consolidated statements of operations. These contracts do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the hedged foreign currency denominated assets and liabilities.
As of March 31, 2015, we had total outstanding foreign currency derivative contracts with a total notional amount of $459.7 million. If overall foreign currency exchange rates appreciated uniformly by 5% against the United States Dollar, our foreign currency derivative contracts outstanding as of March 31, 2015 would experience a loss of approximately $14.9 million.
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
We do not have economic interest rate exposure related to the Notes, as they have a fixed annual interest rate of 0.50%. We do, however, have interest rate risk because the fair value of our Notes will generally increase when interest rates fall and decrease when interest rates rise. Additionally, the fair value of our Notes may be impacted by the price of our Class A common stock. As of March 31, 2015, the estimated fair value of our Notes was $1,464.4 million based on the closing trading price of the Notes as of the last day of trading for the period. See Note 8, Convertible Senior Notes, of the Notes of the Condensed Consolidated Financial Statements under Item 1 for additional information on the Notes, including the carrying value of the Notes.
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
Our solutions involve the collection, processing, storage, sharing, disclosure and usage of members’ and customers’ information and communications, some of which may be private. We also work with third party vendors to process credit card payments by our customers and are subject to payment card association operating rules. We are vulnerable to software bugs, computer viruses, break-ins, phishing attacks, employee errors or malfeasance, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or confidential information. For example, in June 2012, approximately 6.5 million of our members’ encrypted passwords were stolen and published on an unauthorized website. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites, or the loss or unauthorized disclosure of confidential information, such as credit card information, our members or customers may be harmed or lose trust and confidence in us, and decrease the use of our website, mobile applications and services or stop using our services in their entirety, and we would suffer reputational and financial harm.
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
The number of people who access online services through mobile devices, such as smart phones, handheld tablets and mobile telephones, as opposed to personal computers, has increased dramatically in the past few years and is projected to continue to increase. If the mobile solutions we have developed do not meet the needs of prospective members, current members or customers, they may not sign up or reduce their usage of our platform and our business could suffer. Additionally, we are dependent on the interoperability of LinkedIn with popular mobile operating systems, networks and standards that we do not control, such as Android and iOS operating systems, and any changes in such systems and terms of service that degrade our solutions’ functionality, give preferential treatment to competitive products or prevent our ability to promote advertising could adversely affect traffic and monetization on mobile devices. We may not be successful in maintaining and developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. Some manufacturers may also elect not to include our products on their devices. As new devices and new platforms are continually being released, it is difficult to predict the challenges we may encounter in developing versions of our solutions for use on these alternative devices, and we are devoting significant resources to the support and maintenance of such devices.
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
Our solutions and internal systems rely on software that is highly technical and complex. In addition, our solutions and internal systems depend on the ability of our software to store, retrieve, process, and manage immense amounts of data. Our software has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors in our software may only be discovered after the code has been released for external or internal use. Errors or other design defects within our software may result in a negative experience for members or customers, delay product introductions or enhancements, or result in measurement or other errors. We also rely on third party software that may contain errors or bugs. Any errors, bugs, or defects discovered in our software or third party software we use could result in damage to our reputation, loss of members, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.
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
We strive to comply with applicable laws, policies, and legal obligations and certain applicable industry codes of conduct (such as the Digital Advertising Alliance’s self-regulatory principles for online behavioral advertising) relating to privacy and data protection and are subject to the terms of our privacy policies and privacy-related obligations to third parties. However, these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Data privacy and security are active areas and new laws and regulations are likely to be enacted.
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
In the United States, the federal government, including the White House, the Federal Trade Commission, the Department of Commerce and Congress, and many state governments are reviewing the need for greater regulation of the collection, processing, storage, sharing, disclosure, use and security of information concerning consumer behavior with respect to online services, including regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from Internet browsers, the ability to delete information of minors, and new definitions that may impact data breach notification requirements. California has also adopted privacy guidelines with respect to mobile applications. In addition, the European Union may enact a new General Data Protection Regulation, which may result in significantly greater compliance burdens for companies with users and operations in the European Union. Outside the European Union and the United States, a number of countries have adopted or are considering privacy laws and regulations that may result in significant greater compliance burdens.
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
We are subject to a variety of laws in the United States and abroad, including laws regarding privacy, data protection, data security, data retention and consumer protection, accessibility, sending electronic messages, human resource services and the provision of online payment services, including credit card processing, which are continuously evolving and developing. In addition, some of our members are subject to laws and/or licensing or certification obligations that may restrict their ability to engage with LinkedIn’s online services. The scope and interpretation of the laws and other obligations that are or may be applicable to us or certain groups of our members are often uncertain and may be conflicting, particularly laws and other obligations outside the United States. For example, laws related to the online dissemination of content of others and laws related to sending messages over online service are continuing to evolve and are being tested pursuant to actions based on, among other things, invasion of privacy, defamation, spam, and other torts, unfair competition, copyright and trademark infringement, credit reporting and other theories based on the nature and content of the materials and messages sent or provided by others.

In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy, spam, data storage, data protection, content regulation, cybersecurity, government access to personal information and other matters that may be applicable to our business. Compliance with these laws may require substantial investment or may provide technical challenges for our business. It is also likely that as our business grows, evolves, and an increasing portion of our business shifts to mobile, and our solutions are used in a greater number of countries and additional groups, we will become subject to laws and regulations in additional jurisdictions. Further, as our services and solutions expand to include more content (including from third parties), additional laws and regulations may become applicable to our products and offerings including laws requiring us to restrict the availability of such content on a geographical basis or to certain groups of members. In some cases, laws and legal obligations of various jurisdictions may be ambiguous or conflict as to LinkedIn’s right to display and distribute certain content as part of its online services. Users of our site and our solutions could also abuse or misuse our products in ways that violate laws. It is difficult to predict how existing laws will be applied to our business and the new laws and legal obligations to which we may become subject.
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

•	the cost of investing in our technology infrastructure, product initiatives, facilities and international expansion may be greater than we anticipate;

•	expenses related to hiring, incentivizing and retaining employees;

•	the timing and costs of expanding our field sales organization and delays or inability in achieving expected productivity;

•	the timing of certain expenditures, including hiring of employees and capital expenditures;

•	the entrance of new competitors in our market whether by established companies or the entrance of new companies;

•	currency exchange rate fluctuations; and

•	changing tax laws and regulations.
Given our limited operating history and the rapidly evolving market of online professional networks, our historical operating results may not be indicative of our future operating results. We believe our rapid growth has masked the cyclicality and seasonality of our business. As our revenue growth rate has slowed, the cyclicality and seasonality in our business has become more pronounced, and we expect that to continue. This has, and will, cause our operating results to fluctuate. In addition, global economic concerns continue to create uncertainty and unpredictability and add risk to our future outlook. Sovereign debt issues and economic uncertainty in the United States, Europe and around the world raise concerns in markets important to our business. An economic downturn in any particular region in which we do business or globally could result in reductions in sales of our products, decreased renewals of existing arrangements and other adverse effects that could harm our operating results.
We expect our revenue growth rate to decline, and, as our costs increase, we may not be able to generate sufficient revenue to sustain profitability over the long term.

From 2009 to 2014, our annual net revenue grew from $120.1 million to $2,218.8 million, which represents a compounded annual growth rate of approximately 79%. As our net revenue has increased, our revenue growth rate has slowed, and we expect that it will continue to decline over time. We also expect that the growth rates of each of our primary product lines will fluctuate and that these product lines may not grow at the same rate. In recent years, and continuing into 2015, our philosophy has been to invest for future growth. We expect to continue to expend substantial financial and other resources on:

•	our technology infrastructure, including architecture, development tools scalability, availability, performance and security, as well as disaster recovery measures;

•
product development, including investments in our product development team and the development of new features for both members and customers, including those for mobile use and our sales solutions products;

•	sales and marketing, including a significant expansion of our field sales organization;

•	international expansion in an effort to increase our member base, member activity and sales;

•	general administration, including legal and accounting expenses related to our expanding global presence and the integration of newly acquired businesses; and

•	capital expenditures, including facilities and build-out of our data centers.

These investments may not result in increased revenue or business growth, or increased network growth or member value, and will increase our expenses. Even if our revenue continues to increase, we expect that due to increased expenses, in particular, stock-based compensation, depreciation and amortization and provision for income taxes, we may incur a GAAP loss during future periods including the second quarter of 2015. If we fail to continue to grow our revenue and overall business, our operating results and business would be harmed.

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
We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of March 31, 2015, approximately 39% of our employees had been with us for less than one year and approximately 63% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. We intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other Internet and high-growth companies, which include both publicly traded and privately-held companies. As we have transitioned from a private company to a public company, this competition has become even more acute in assessing appropriate compensation packages, particularly, determining the mix of cash and equity compensation. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating employees and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have significantly expanded our operating lease and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.
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
We have offices around the world and our websites and mobile applications are available in numerous languages. For the three months ended March 31, 2015, international revenue represented 39% of our total revenue. We expect to continue to expand our international operations in the future, particularly in emerging markets, by opening offices in different countries and expanding our offerings in new languages. However, we have limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally including in emerging markets, requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. International expansion has required and will continue to require us to invest significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;

•
providing solutions across a significant distance, in different languages, in competitive market environments and among different cultures, including modifying our, services, solutions and features to ensure that they are culturally relevant in different countries and conforming to local laws and regulations, which may include modifying or blocking content in certain jurisdictions if it is deemed objectionable or unlawful;

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
Finally, in late 2013, we established a joint venture to expand our operations in the People’s Republic of China ("PRC"), which is in its early stages. Although we believe this joint venture and our activities in the PRC comply with existing laws, they involve unique risks, and the PRC is actively considering changes in its foreign investment rules that could impact this structure and our activities. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the government will ultimately take a view contrary to ours. We may be unable to continue to operate in the PRC if we or our affiliates are unable to access sufficient funding or enforce contractual relationships with respect to management and control of such business. In addition, the PRC’s laws and regulations, as they apply to our business operations in Mainland China, have resulted in modifications to our products and services in Mainland China. For example, the PRC government has laws and regulations that govern the dissemination of content over the Internet, and it may enact additional laws or regulations in the future related to content, privacy, security and government access to personal information in a way that may materially impact our ability to conduct operations in the PRC. Failure to comply with these requirements may mean that we will not obtain or retain necessary licenses to operate all or some of our services in Mainland China, result in the blocking of our services in Mainland China. In addition, our compliance with these rules could harm our business, reputation and brand outside of China. We will need to allocate significant resources to developing our presence in China, and we may not be successful in doing so.

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
We are party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We are currently facing, or may face in the future, allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection, the Fair Credit Reporting Act and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we are facing or may face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, our litigation costs are significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and features or require us to stop offering certain features, all of which could negatively impact our membership and revenue growth. Additionally, we are subject to mandatory periodic audits, which would likely increase our regulatory compliance costs, and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.
In addition, we use open source software in our solutions and plan to continue to use open source software in the future. The terms of many open source licenses have not been interpreted by United States or other courts, and these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. We may face claims from others claiming ownership of open source software or patents related to that software, or breach of open source license terms, including a demand for release of material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, which could be costly to defend, require us to purchase a costly license, require us to establish additional specific open source compliance procedures, or require us to devote additional research and development resources to remove open source elements from or otherwise change our solutions, any of which would have a negative effect on our business and operating results. In addition, if we were to combine our own software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of some software that would be valuable to keep as a trade secret and/or not make available for use by others which would have a material adverse effect on our business, results of operations or financial condition.
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
In order to grow our business, we must continually attract new customers, sell additional solutions to existing customers and reduce the level of non-renewals in our business. Our ability to do so depends in large part on the success of our sales and marketing efforts. We do not typically enter into long-term contracts with our customers, and even when we do, they can generally terminate their relationship with us. We may not accurately predict future trends with respect to rates of customer renewals, upgrades and expansions. Furthermore, the nature of our products and solutions is such that customers may decide to terminate or not renew their agreements with us without causing significant disruptions to their own businesses.
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
Our products and services depend on the ability of our members and customers to access the Internet through their personal computers and mobile devices. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers, any of whom could take actions that degrade, disrupt, or increase the cost of user access to our products or solutions, which would, in turn, negatively impact our business. In addition, Internet or network access could be disrupted by other third parties. Further, the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws limiting Internet neutrality, could decrease the demand for our subscription service or the usage of our services and increase our cost of doing business.

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
We have made and will continue to make acquisitions to add employees, complementary companies, products, or technologies or revenue. These transactions could be material to our financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	loss of key employees of the acquired company and other challenges associated with integrating new employees into our culture, as well as reputational harm if integration is not successful;

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	implementation or remediation of controls, procedures, and policies at the acquired company;

•	integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing function;

•	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights or increase our risk for liability;

•	failure to successfully further develop the acquired technology;

•	difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards for such technology consistent with our other services;

•	failure to successfully onboard customers or maintain brand quality of acquired companies;

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 58.8% of the voting power of our outstanding capital stock as of March 31, 2015. Our co-founder and Chair, Reid Hoffman, held approximately 11.5% of the outstanding shares of our Class A and Class B common stock, representing approximately 54.2% of the voting power of our outstanding capital stock as of March 31, 2015. Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters for the foreseeable future.
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
The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2015 and April 29, 2015, the closing price of our Class A common stock ranged from $213.06 to $270.76. Fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have at times experienced extreme price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our Class A common stock. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

The trading market for our Class A common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts or the information contained in their reports. If one or more analysts publish research reports that are interpreted negatively by the investment community, or have a negative tone regarding our business, financial or operating performance, industry or end-markets, our share price could decline. In addition, if a majority of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
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
In November 2014, we issued approximately $1.3 billion aggregate principal amount of 0.50% convertible senior notes due 2019 (the "Notes"). As of March 31, 2015, we had a total par value of approximately $1.3 billion of outstanding Notes. Holders of the Notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change before the relevant maturity date, in each case at a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity, unless earlier converted or repurchased.
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

Item 2. Unregistered Sales of Equity Securities
Issuer Purchases of Equity Securities
No shares of our Class A or Class B common stock were repurchased during the three months ended March 31, 2015.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINKEDIN CORPORATION

Dated:	April 30, 2015	By:	/s/ Jeffrey Weiner
Jeffrey Weiner
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	April 30, 2015	By:	/s/ Steven Sordello
Steven Sordello
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document