Form 10-Q
period 2015-06-30
LINKEDIN CORP
filed 2015-07-31
CIK 1271024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2015, there were 114,707,936 shares of the Registrant’s Class A common stock outstanding and 15,651,587 shares of the Registrant’s Class B common stock outstanding.

LINKEDIN CORPORATION
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
LINKEDIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$450,991	$460,887
Marketable securities	2,582,435	2,982,422
Accounts receivable (net of allowance for doubtful accounts of $11,410 and $11,944 at June 30, 2015 and December 31, 2014, respectively)	449,500	449,048
Deferred commissions	58,585	66,561
Prepaid expenses	75,669	52,978
Other current assets	118,718	110,204
Total current assets	3,735,898	4,122,100
Property and equipment, net	793,034	740,909
Goodwill	1,492,972	356,718
Intangible assets, net	456,233	131,275
Other assets	78,645	76,255
TOTAL ASSETS	$6,556,782	$5,427,257
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$109,715	$100,297
Accrued liabilities	256,958	260,189
Deferred revenue	629,671	522,299
Total current liabilities	996,344	882,785
CONVERTIBLE SENIOR NOTES, NET	1,104,010	1,081,553
DEFERRED TAX LIABILITIES	55,100	—
OTHER LONG-TERM LIABILITIES	180,101	132,100
Total liabilities	2,335,555	2,096,438
COMMITMENTS AND CONTINGENCIES (Note 12)
REDEEMABLE NONCONTROLLING INTEREST	25,784	5,427
STOCKHOLDERS’ EQUITY (Note 13):
Class A and Class B common stock	13	13
Additional paid-in capital	4,268,731	3,285,705
Accumulated other comprehensive loss	(2,877)	(198)
Accumulated earnings (deficit)	(70,424)	39,872
Total stockholders’ equity	4,195,443	3,325,392
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$6,556,782	$5,427,257
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$711,735	$533,877	$1,349,422	$1,007,070
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	100,086	69,536	188,492	131,991
Sales and marketing	261,271	184,494	490,907	351,016
Product development	190,133	128,731	355,713	249,353
General and administrative	142,389	80,688	239,702	155,306
Depreciation and amortization	99,004	56,306	172,976	106,046
Total costs and expenses	792,883	519,755	1,447,790	993,712
Income (loss) from operations	(81,148)	14,122	(98,368)	13,358
Other income (expense), net:
Interest income	2,017	1,329	4,002	2,335
Interest expense	(12,694)	—	(25,291)	—
Other, net	(1,723)	(132)	(5,758)	(112)
Other income (expense), net	(12,400)	1,197	(27,047)	2,223
Income (loss) before income taxes	(93,548)	15,319	(125,415)	15,581
Provision (benefit) for income taxes	(26,048)	16,253	(15,476)	29,834
Net loss	(67,500)	(934)	(109,939)	(14,253)
Accretion of redeemable noncontrolling interest	(248)	(100)	(357)	(226)
Net loss attributable to common stockholders	$(67,748)	$(1,034)	$(110,296)	$(14,479)

Net loss per share attributable to common stockholders:
Basic	$(0.53)	$(0.01)	$(0.87)	$(0.12)
Diluted	$(0.53)	$(0.01)	$(0.87)	$(0.12)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	128,241	122,170	126,864	121,571
Diluted	128,241	122,170	126,864	121,571
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(67,500)	$(934)	$(109,939)	$(14,253)
Other comprehensive income (loss):
Change in unrealized gains on investments, net of tax	(244)	181	159	549
Change in unrealized loss on cash flow hedges, net of tax	(3,734)	—	(2,851)	—
Change in foreign currency translation adjustment	16	—	13	—
Total other comprehensive income (loss)	(3,962)	181	(2,679)	549
Comprehensive loss	(71,462)	(753)	(112,618)	(13,704)
Accretion of redeemable noncontrolling interest	(248)	(100)	(357)	(226)
Comprehensive loss attributable to common stockholders	$(71,710)	$(853)	$(112,975)	$(13,930)
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(109,939)	$(14,253)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	172,976	106,046
Provision for doubtful accounts and sales returns	5,075	5,325
Amortization of investment premiums, net	10,515	5,847
Amortization of debt discount and transaction costs	22,511	—
Stock-based compensation	248,600	142,597
Excess income tax benefit from stock-based compensation	—	(34,621)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,602	(50,226)
Deferred commissions	8,602	1,828
Prepaid expenses and other assets	(36,586)	(22,044)
Accounts payable and other liabilities	15,234	6,298
Income taxes, net	(17,247)	21,290
Deferred revenue	63,431	89,207
Net cash provided by operating activities	390,774	257,294
INVESTING ACTIVITIES:
Purchases of property and equipment	(162,583)	(185,301)
Purchases of investments	(1,087,055)	(1,387,542)
Sales of investments	579,861	189,598
Maturities of investments	899,955	997,275
Payments for intangible assets and acquisitions, net of cash acquired	(654,842)	(89,861)
Changes in deposits and restricted cash	(3,259)	(4,761)
Net cash used in investing activities	(427,923)	(480,592)
FINANCING ACTIVITIES:
Proceeds from issuance of preferred shares in joint venture	20,000	—
Proceeds from issuance of common stock from employee stock options	11,921	12,906
Proceeds from issuance of common stock from employee stock purchase plan	20,799	16,324
Excess income tax benefit from stock-based compensation	—	34,621
Repurchases of equity awards	(22,450)	—
Other financing activities	(167)	24
Net cash provided by financing activities	30,103	63,875
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,850)	1,426
CHANGE IN CASH AND CASH EQUIVALENTS	(9,896)	(157,997)
CASH AND CASH EQUIVALENTS—Beginning of period	460,887	803,089
CASH AND CASH EQUIVALENTS—End of period	$450,991	$645,092
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$36,002	$40,123
Issuance of Class A common stock and stock options for business combinations	$694,209	$50,168
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 12, 2015.
The condensed consolidated balance sheet as of December 31, 2014, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP on an annual reporting basis.
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

 Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

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
Revenue Recognition
In May 2014, the FASB issued new authoritative guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The guidance also requires significantly expanded disclosures about revenue recognition. In July 2015, the FASB voted to approve a one-year deferral of the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. This standard will therefore be effective for the Company in the first quarter of 2018. This standard will be applied using either the full or modified retrospective adoption methods. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its financial results.

2.	Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of the periods presented, are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2015:
Assets:
Cash equivalents:
Money market funds	$230,631	$—	$—	$230,631
Commercial paper	—	51,584	—	51,584
U.S. agency securities	—	23,200	—	23,200
Marketable securities:
Commercial paper	—	115,332	—	115,332
Certificates of deposit	—	3,476	—	3,476
U.S. treasury securities	944,728	—	—	944,728
U.S. agency securities	—	772,642	—	772,642
Corporate debt securities	—	733,158	—	733,158
Municipal securities	—	13,099	—	13,099
Other current assets:
Foreign currency derivative contracts	—	4,066	—	4,066
Total assets	$1,175,359	$1,716,557	$—	$2,891,916
Liabilities:
Accrued liabilities:
Foreign currency derivative contracts	$—	$7,328	$—	$7,328
Total liabilities	$—	$7,328	$—	$7,328
December 31, 2014:
Assets:
Cash equivalents:
Money market funds	$95,470	$—	$—	$95,470
Commercial paper	—	54,344	—	54,344
U.S. treasury securities	54,349	—	—	54,349
U.S. agency securities	—	43,000	—	43,000
Marketable securities:
Commercial paper		122,371	—	122,371
Certificates of deposit		5,927	—	5,927
U.S. treasury securities	1,234,568		—	1,234,568
U.S. agency securities		881,962	—	881,962
Corporate debt securities		722,705	—	722,705
Municipal securities		14,889	—	14,889
Other current assets:
Foreign currency derivative contracts	—	5,591	—	5,591
Total assets	$1,384,387	$1,850,789	$—	$3,235,176
Liabilities:
Accrued liabilities:
Foreign currency derivative contracts	$—	$149	$—	$149
Total liabilities	$—	$149	$—	$149

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

See Note 9, Convertible Senior Notes, for the carrying amount and estimated fair value of the Company's convertible senior notes, which are not recorded at fair value as of June 30, 2015.

3.	Acquisitions and Joint Venture
lynda.com
On May 14, 2015, LinkedIn completed its acquisition of lynda.com, Inc. ("lynda.com"), a Carpinteria, California-based privately held online learning company teaching business, technology and creative skills to help people achieve their professional goals. LinkedIn's purchase price of approximately $1.5 billion for all the outstanding shares of capital stock of lynda.com will consist of approximately $778.5 million in cash and 3,569,380 shares of LinkedIn Class A common stock. LinkedIn also issued 178,763 stock options related to assumed lynda.com equity awards. The fair value of the earned portion of assumed stock options of $11.5 million is included in the purchase price, with the remaining fair value of $18.6 million representing post-acquisition compensation expense that will be recognized over the requisite service period of approximately three years from the date of acquisition. LinkedIn accelerated the vesting of and settled in cash the stock options for non-continuing employees and recognized $22.4 million in stock-based compensation expense immediately. A portion of the consideration was placed in escrow to satisfy certain indemnification obligations of the former lynda.com stockholders as described in the Merger Agreement.
The following table presents the components of the preliminary purchase consideration transferred based on the closing price of $194.49 per share of LinkedIn's Class A common stock (in thousands):

Cash	$778,478
Class A common stock	694,209
Earned portion of the assumed stock options	11,533
Other consideration	2,757
Purchase consideration	$1,486,977

The acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on the fair value on the acquisition date. The fair value of assets acquired and liabilities assumed from the acquisition of lynda.com is based on a preliminary valuation and, as such, the Company's estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to income taxes and the valuation of acquired assets and assumed liabilities. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the period of acquisition in its condensed consolidated financial statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.
The results of operations of lynda.com are included in the consolidated financial statements from the date of acquisition. The Company has recognized $17.6 million in revenue and net loss of $36.7 million related to its acquisition of lynda.com in the three and six months ended June 30, 2015. The net loss related to lynda.com includes tax-effected one-time charges of approximately $19.4 million, and does not include expenses that have already been integrated with LinkedIn, such as certain expenses related to benefits. The Company also recognized transaction costs of approximately $1.6 million, which is included in general and administrative expense in its condensed consolidated statements of operations for the three and six months ended June 30, 2015. The following table presents the preliminary purchase price allocation recorded in the Company's consolidated balance sheets for lynda.com as of the acquisition date (in thousands):

		Preliminary estimated useful life
Cash	$136,109
Accounts receivable	9,996
Prepaid expenses	3,986
Other current assets	153
Property and equipment	16,239	3 years	(5)
Goodwill (1)	1,128,189
Definite-lived intangible assets:
Subscriber relationships - Enterprise	164,000	4 years
Subscriber relationships - Individual	57,000	2 years
Content (2)	98,000	3 years
Developed technology	39,000	2 years
Trade name	1,000	1 year
Other assets	389
Accounts payable	(8,622)
Accrued liabilities	(13,716)
Deferred revenue (3)	(46,994)
Deferred tax liabilities	(82,965)
Other long-term liabilities (3)	(14,787)
Total purchase price (4)	$1,486,977
____________

(1)
The goodwill represents the excess value of the purchase price over both tangible and intangible assets acquired. The goodwill in this transaction is primarily attributable to expected operating synergies, which include the lynda.com talent and their production process, the Learning & Development (“L&D”) opportunities to strengthen the skills of LinkedIn's members, as well as the L&D initiatives that the talent of lynda.com and LinkedIn will jointly develop. These attributes position the Company to be able to further expand its long-term content strategy and to realize its vision of building the world's first economic graph. None of the goodwill is expected to be deductible for tax purposes.

(2)
The amortization method for the content intangible asset is 50% the first year, 30% the second year, and 20% in the third year. The remaining definite-lived intangible assets are amortized using the straight-line method.

(3)
Other long-term liabilities include $2.8 million of long-term deferred revenue. Total deferred revenue of $49.9 million is expected to be amortized approximately 80% in 2015 and approximately 20% thereafter.

(4) Subject to adjustment based on (i) purchase price adjustment provisions contained in the acquisition agreement and (ii) indemnification obligations of the acquired company stockholders.

(5)	Represents an average estimated life.
The results of operations of lynda.com are included in the consolidated financial statements from the date of acquisition. The Company has recognized $17.6 million in revenue related to its acquisition of lynda.com.
Supplemental information on an unaudited pro forma basis, as if the acquisition of lynda.com had been consummated on January 1, 2014, is presented as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$738,848	$568,029	$1,418,872	$1,069,915
Net loss attributable to common stockholders	(74,413)	22,399	(135,803)	(61,018)
Net loss per share attributable to common stockholders - diluted	$(0.57)	$(0.18)	$(1.05)	$(0.49)

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable. They are not necessarily indicative of the Company's consolidated results of operations in future periods or the results that actually would have been realized had the companies operated on a combined basis during the periods presented. The pro forma results include adjustments primarily related to amortization of intangible assets, accelerated vesting of options for non-continuing employees, and stock-based compensation expenses for assumed unearned equity awards.
Other acquisitions
LinkedIn completed four other acquisitions during the six months ended June 30, 2015 for a total purchase price of $17.3 million, which consisted of $11.6 million in cash and 22,898 shares of LinkedIn Class A common stock. These acquisitions have been accounted for as business combinations under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition dates. The results of operations of these acquisitions have been included in the consolidated financial statements from the date of each respective acquisition. The following table presents the purchase price allocations recorded in the Company's condensed consolidated balance sheets as of the acquisition dates (in thousands):

Other Acquisitions
Goodwill (1)	$8,054
Intangible assets (2)	5,231
Net tangible assets	4,031
Total purchase price (3)	$17,316
 _______________________

(1)
The goodwill represents the excess value of the purchase price over both tangible and intangible assets acquired. The goodwill in this transaction is primarily attributable to expected operational synergies, the assembled workforce, and the future development initiatives of the assembled workforce. None of the goodwill is expected to be deductible for tax purposes.

(2)
Identifiable definite-lived intangible assets were comprised of developed technology of $5.2 million with an estimated useful life of 2.0 years, which will be amortized on a straight-line basis over the estimated useful lives.

(3)	Subject to adjustment based on (i) purchase price adjustment provisions contained in the acquisition agreements and (ii) indemnification obligations of the acquired company stockholders.

Joint Venture
On November 3, 2013, the Company entered into an agreement to create LinkedIn CN Limited, a joint venture (“JV”) with Dragon Networking, an affiliate of China Broadband Capital, and SCCV IV Success HoldCo, Ltd., an affiliate of Sequoia Capital, (collectively, the “Partners”) to engage in the investment, organization, management and operation of a professional social network in the People’s Republic of China (“PRC”). In the second quarter of 2015, the Partners contributed an additional $20.0 million in cash in exchange for equity interests in the form of preferred shares ("Second Closing"). As a result, the Company and the Partners own approximately 65% and 25% of the outstanding equity interests in the JV, respectively, with the remaining 10% related to authorized stock options of the JV, as of June 30, 2015. In the fourth quarter of 2013, the Partners had contributed $5.0 million in cash in exchange for 7% of the outstanding equity interests in the form of preferred shares.
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
The noncontrolling interest in the JV is classified outside of permanent equity in the Company’s consolidated balance sheet as of June 30, 2015, as the preferred shares include a put right available to the noncontrolling interest holders in the future. Net income attributable to common stockholders on the Company's condensed consolidated statements of operations includes the accretion of the RNCI to its redemption value.

4.	Cash and Investments
The following table presents cash, cash equivalents, and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
June 30, 2015:
Cash	$145,576	$—	$—	$145,576
Cash equivalents:
Money market funds	230,631	—	—	230,631
Commercial paper	51,579	5	—	51,584
U.S. agency securities	23,200	—	—	23,200
Marketable securities:
Commercial paper	115,303	31	(2)	115,332
Certificates of deposit	3,475	1	—	3,476
U.S. treasury securities	944,605	162	(39)	944,728
U.S. agency securities	772,472	216	(46)	772,642
Corporate debt securities	733,471	160	(473)	733,158
Municipal securities	13,099	2	(2)	13,099
Total cash, cash equivalents, and marketable securities	$3,033,411	$577	$(562)	$3,033,426
December 31, 2014:
Cash	$213,724	$—	$—	$213,724
Cash equivalents:
Money market funds	95,470	—	—	95,470
Commercial paper	54,340	4	—	54,344
U.S. treasury securities	54,349	—	—	54,349
U.S. agency securities	42,999	1	—	43,000
Marketable securities:
Commercial paper	122,345	33	(7)	122,371
Certificates of deposit	5,925	2	—	5,927
U.S. treasury securities	1,234,870	64	(366)	1,234,568
U.S. agency securities	881,843	393	(274)	881,962
Corporate debt securities	723,412	225	(932)	722,705
Municipal securities	14,893	4	(8)	14,889
Total cash, cash equivalents, and marketable securities	$3,444,170	$726	$(1,587)	$3,443,309

The following table presents available-for-sale investments by contractual maturity date (in thousands) as of June 30, 2015:

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$2,059,253	$2,059,527
Due after one year through three years	523,172	522,908
Total	$2,582,425	$2,582,435

5.	Derivative Instruments
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

As of June 30, 2015, the Company had outstanding cash flow hedges with a total notional amount of $295.0 million.

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

As of June 30, 2015 and December 31, 2014, the Company had outstanding balance sheet hedges with a total notional amount of $218.4 million and $190.1 million, respectively.

Fair Value of Foreign Currency Derivatives
The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

	June 30, 2015	December 31, 2014
Derivative assets:
Cash flow hedges	$3,143	$—
Balance sheet hedges	923	5,591
Total derivative assets	4,066	5,591
Derivative liabilities:
Cash flow hedges	2,861	—
Balance sheet hedges	4,467	149
Total derivative liabilities	7,328	149
Total fair value of derivative instruments	$(3,262)	$5,442

See Note 2, Fair Value Measurements, for additional information related to the fair value of the Company’s foreign currency derivative contracts.

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the activity of the Company’s cash flow hedges in AOCI in stockholders' equity for the period presented (1) (in thousands):

	December 31, 2014	Amount of loss recognized in other comprehensive income before tax effect (effective portion)	Amount of loss reclassified from AOCI to net revenue (effective portion)	June 30, 2015
Cash flow hedges	—	(4,191)	934	$(3,257)
__________
(1)    The Company did not have any cash flow hedges in the prior period.

The amount recognized in earnings related to the ineffective portion of the Company's cash flow hedges was insignificant for the quarter. The Company excluded $2.4 million in changes in fair value related to its cash flow hedges from its assessment of hedge effectiveness.

As of June 30, 2015, the Company estimates approximately $3.3 million of net derivative losses related to our cash flow hedges will be reclassified from AOCI into earnings within the next 12 months.

The following table presents the impact of the Company’s foreign currency derivative contracts on the condensed consolidated statement of operations for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2015	2014	2015	2014
Cash flow hedges	Net revenue	$(934)	$—	$(934)	$—
Balance sheet hedges	Other income (expense), net	(5,491)	(1,820)	5,719	(2,223)
Total gain (loss) from foreign currency derivative contracts		$(6,425)	$(1,820)	$4,785	$(2,223)

6.	Property and Equipment
The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	June 30, 2015	December 31, 2014
Land	$179,436	$179,232
Computer equipment	569,660	489,763
Software	51,155	47,157
Capitalized website, internal-use software, and production costs	169,274	131,182
Furniture and fixtures	80,531	64,180
Leasehold improvements	286,113	235,845
Total	1,336,169	1,147,359
Less accumulated depreciation and amortization	(543,135)	(406,450)
Property and equipment, net	$793,034	$740,909

7.	Goodwill and Other Intangible Assets
Goodwill
Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2014	$356,718
lynda.com acquisition	1,128,189
Other acquisitions	8,054
Foreign exchange	11
Goodwill—June 30, 2015	$1,492,972

Other Intangible Assets
The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (1)
June 30, 2015:
Developed technology	$157,690	$(59,054)	$98,636	1.8 years
Trade name	8,000	(6,375)	1,625	0.9 years
Patents	55,266	(7,558)	47,708	9.9 years
Customer and subscriber relationships	226,100	(10,619)	215,481	3.4 years
Content (2)	98,000	(6,125)	91,875	2.3 years
Other intangible assets	4,130	(3,222)	908	0.6 years
Total	$549,186	$(92,953)	$456,233	3.5 years
December 31, 2014:
Developed technology	$113,466	$(37,936)	$75,530	2.2 years
Trade name	7,000	(5,203)	1,797	1.0 year
Patents	53,256	(5,046)	48,210	10.3 years
Customer relationships	5,100	(1,161)	3,939	2.6 years
Other intangible assets	4,152	(2,353)	1,799	0.9 years
Total	$182,974	$(51,699)	$131,275	5.2 years
 __________________

(1)
The weighted-average remaining life of other intangible assets excludes the impact of $0.4 million in indefinite-lived intangible assets, which consists of domain names, as of June 30, 2015 and December 31, 2014.

(2)
The amortization method for the content intangible asset is 50% the first year, 30% the second year, and 20% in the third year. The remaining definite-lived intangible assets are amortized using the straight-line method.

Amortization expense for the three months ended June 30, 2015 and 2014 was $29.5 million and $7.2 million, respectively, and $41.3 million and $12.0 million for the six months ended June 30, 2015 and 2014, respectively. Estimated amortization expense of purchased intangible assets for future periods as of June 30, 2015 is as follows (in thousands):

Year Ending December 31,	Amortization expense
Remainder of 2015	$92,021
2016	165,304
2017	99,843
2018	53,455
2019	20,332
Thereafter	24,857
Total	$455,812

8.	Accrued Liabilities
The following table presents the detail of accrued liabilities as of the periods presented (in thousands):

	June 30, 2015	December 31, 2014
Accrued vacation and employee-related expenses	$128,616	$88,100
Accrued incentives	36,765	69,583
Accrued commissions	30,573	59,357
Accrued sales tax and value-added taxes	15,820	11,249
Other accrued expenses	45,184	31,900
Total	$256,958	$260,189

9.	Convertible Senior Notes
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

The Notes consisted of the following (in thousands):

June 30, 2015
Liability:
Principal	$1,322,500
Less: debt discount, net of amortization	(218,490)
Net carrying amount	$1,104,010

Equity	$236,752
The Company recognized interest expense on the Notes as follows (in thousands, except for percentage):

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Contractual interest expense based on 0.50% per annum	$1,672	$3,325
Amortization of debt issuance costs	27	54
Amortization of debt discount	11,295	22,457
Total	$12,994	$25,836
Effective interest rate of the liability component	4.7%	4.7%
The total estimated fair value of the Notes as of June 30, 2015 was $1,330.3 million. The fair value was determined based on the closing trading price of the Notes as of the last day of trading for the period. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.
Based on the closing price of our Class A common stock of $206.63 on June 30, 2015, the if-converted value of the Notes was less than the principal amount.
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

10.	Other Income (Expense), Net
The following table presents the detail of other income (expense), net, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income	$2,017	$1,329	$4,002	$2,335
Interest expense (1)	(12,694)	—	(25,291)	—
Net loss on foreign exchange and foreign currency derivative contracts	(1,944)	(220)	(6,380)	(195)
Net realized gain on sales of marketable securities	66	56	161	70
Other non-operating income, net	155	32	461	13
Total other income (expense), net	$(12,400)	$1,197	$(27,047)	$2,223
 __________________

(1)	The Company capitalized $0.3 million and $0.5 million of interest expense for the three and six months ended June 30, 2015, respectively. The Company did not capitalize interest expense in 2014.

11.	Loss Per Share
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

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net loss per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$(59,469)	$(8,279)	$(894)	$(140)	$(96,649)	$(13,647)	$(12,494)	$(1,985)
Denominator:
Weighted-average common shares outstanding	112,569	15,672	105,698	16,472	111,167	15,697	104,903	16,668
Basic net loss per share attributable to common stockholders	$(0.53)	$(0.53)	$(0.01)	$(0.01)	$(0.87)	$(0.87)	$(0.12)	$(0.12)
Diluted net loss per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$(59,469)	$(8,279)	$(894)	$(140)	$(96,649)	$(13,647)	$(12,494)	$(1,985)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(8,279)	—	(140)	—	(13,647)	—	(1,985)	—
Allocation of undistributed earnings	$(67,748)	$(8,279)	$(1,034)	$(140)	$(110,296)	$(13,647)	$(14,479)	$(1,985)
Denominator:
Number of shares used in basic calculation	112,569	15,672	105,698	16,472	111,167	15,697	104,903	16,668
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	15,672	—	16,472	—	15,697	—	16,668	—
Number of shares used in diluted calculation	128,241	15,672	122,170	16,472	126,864	15,697	121,571	16,668
Diluted net loss per share attributable to common stockholders	$(0.53)	$(0.53)	$(0.01)	$(0.01)	$(0.87)	$(0.87)	$(0.12)	$(0.12)
The following weighted-average employee equity awards were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee stock options	2,868	4,446	2,888	4,664
RSUs and other equity	6,066	4,669	5,971	4,359
Total	8,934	9,115	8,859	9,023

12.	Commitments and Contingencies
Aggregate Future Lease Commitments
The Company leases its office facilities and data centers under operating lease agreements, the longest of which is expected to expire in 2029. The Company’s future minimum payments, which exclude operating expenses, under non-cancelable operating leases for office facilities and data centers having initial terms in excess of one year, and sublease income as of June 30, 2015 are as follows (in thousands):

Year Ending December 31,	Gross Operating Lease Commitments (1)	Sublease Income (2)	Net Operating Lease Commitments
Remainder of 2015	$64,249	$(4,044)	$60,205
2016	143,767	(17,446)	126,321
2017	143,567	(17,592)	125,975
2018	162,906	(18,109)	144,797
2019	166,090	(18,653)	147,437
Thereafter	1,139,484	(140,408)	999,076
Total minimum lease payments	$1,820,063	$(216,252)	$1,603,811
 __________________

(1)
Subsequent to June 30, 2015, the Company leased additional office space for aggregate future minimum lease payments of approximately $65.2 million over a term of 11 years. The Company estimates the payments will begin in mid-2016. The Company also leased additional office space and purchased properties for aggregate commitments of $52.9 million, of which $15.9 million was paid in prior periods.

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

13.	Stockholders’ Equity
Common Stock
As of June 30, 2015, the Company had 114,670,215 shares and 15,658,197 shares of Class A common stock and Class B common stock outstanding, respectively. As of December 31, 2014, the Company had 109,259,689 and 15,782,261 shares of Class A common stock and Class B common stock outstanding, respectively.
Stock Option Activity
A summary of stock option activity for the six months ended June 30, 2015 is as follows:

	Options Outstanding		Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted-Average Exercise Price
Outstanding—December 31, 2014	3,027,717	$69.53
Assumed options from acquisitions	178,763	29.92
Granted	222,132	267.21
Exercised	(533,246)	22.36
Canceled or expired	(8,061)	40.66
Outstanding—June 30, 2015	2,887,305	$91.08	6.29	$349,291
Options expected to vest as of June 30, 2015	2,770,195	$86.80	6.19	$345,450
Options exercisable as of June 30, 2015	1,932,423	$44.49	5.18	$314,699
Aggregate intrinsic value represents the difference between the Company's closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange (“NYSE”) as of June 30, 2015 was $206.63. The total intrinsic value of options exercised was approximately $31.8 million and $54.1 million for the three months ended June 30, 2015 and 2014, respectively, and $120.2 million and $182.1 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $73.8 million, which is expected to be recognized over the next 2.8 years.

RSU Activity
A summary of RSU activity for the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested—December 31, 2014	5,140,627	$176.78
Granted	1,943,877	259.32
Vested	(1,033,534)	167.19
Canceled	(336,679)	180.69
Unvested—June 30, 2015	5,714,291	$229.39	$1,180,744
Expected to vest as of June 30, 2015	5,008,543		$1,034,915
The intrinsic value of RSUs released was approximately $112.1 million and $66.0 million in the three months ended June 30, 2015 and 2014, respectively, and $234.5 million and $131.6 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $960.1 million, which is expected to be recognized over the next 2.8 years.
Restricted Stock
As of June 30, 2015, the total unrecognized compensation cost related to restricted stock was approximately $31.5 million, which is expected to be recognized over the next 1.1 years.
Stock-Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards to employees recognized in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$11,946	$6,831	$21,703	$12,667
Sales and marketing	23,417	13,926	42,758	26,107
Product development	59,847	37,582	109,817	70,708
General and administrative	50,281	16,489	74,322	33,115
Total stock-based compensation	145,491	74,828	248,600	142,597
Tax benefit from stock-based compensation	(36,479)	(21,161)	(66,583)	(39,939)
Total stock-based compensation, net of tax effect	$109,012	$53,667	$182,017	$102,658

The Company capitalized $5.6 million and $3.6 million for the three months ended June 30, 2015 and 2014, respectively, and $10.0 million and $6.3 million for the six months ended June 30, 2015 and 2014, respectively of stock-based compensation as website development costs.

14.	Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax, for the periods presented (in thousands):

	Unrealized Gains/Losses on Investments	Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
AOCI—March 31, 2015	$254	$883	$(52)	$1,085
Other comprehensive income (loss) before adjustments	(262)	(4,668)	16	(4,914)
Amounts reclassified from AOCI	18	934	—	952
Other comprehensive income (loss)	$(244)	$(3,734)	$16	$(3,962)
AOCI—June 30, 2015	$10	$(2,851)	$(36)	$(2,877)

	Unrealized Gains/Losses on Investments	Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
AOCI—December 31, 2014	$(149)	$—	$(49)	$(198)
Other comprehensive income (loss) before adjustments	73	(3,785)	13	(3,699)
Amounts reclassified from AOCI	86	934	—	1,020
Other comprehensive income (loss)	$159	$(2,851)	$13	$(2,679)
AOCI—June 30, 2015	$10	$(2,851)	$(36)	$(2,877)

	Unrealized Gains/Losses on Investments	Foreign Currency Translation Adjustments	Total
AOCI—March 31, 2014	$685	$(3)	$682
Other comprehensive income before adjustments	136	—	136
Amounts reclassified from AOCI	45	—	45
Other comprehensive income	181	—	181
AOCI—June 30, 2014	$866	$(3)	$863

	Unrealized Gains/Losses on Investments	Foreign Currency Translation Adjustments	Total
AOCI—December 31, 2013	$317	$(3)	$314
Other comprehensive income before adjustments	494	—	494
Amounts reclassified from AOCI	55	—	55
Other comprehensive income	549	—	549
AOCI—June 30, 2014	$866	$(3)	$863

The following table presents the impact of reclassification adjustments from AOCI on net loss for the periods presented (in thousands):

AOCI Components	Location	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Unrealized losses on cash flow hedges	Net revenue	$(934)	$—	$(934)	$—
Unrealized losses on investments	Other income (expense), net	(18)	(45)	(86)	(55)
Total amount reclassified from AOCI		$(952)	$(45)	$(1,020)	$(55)

15.	Income Taxes
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from activities outside the United States are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries because it is the Company’s intent to reinvest earnings indefinitely offshore. The determination of the interim period income tax provision utilizes the effective rate method, which requires the estimation of certain annualized components of the computation of the income tax provision, including the estimate of the annual effective tax rate by legal entity and by jurisdiction. The Company's ability to estimate the geographic mix of earnings is impacted by the relatively high-growth nature of the business, acquisitions, fluctuations of business operations by country and implementation of tax planning strategies.
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
The Company recorded income tax benefit of $26.0 million and $15.5 million for the three and six months ended June 30, 2015, respectively, and income tax expense of $16.3 million and $29.8 million for the three and six months ended June 30, 2014, respectively. The Company recognized a tax benefit in the three and six months ended June 30, 2015 compared to the same periods last year primarily due to the decrease in forecasted U.S. profit before tax, foreign tax losses which derive no benefit, acquisition costs, and non-deductible stock-based compensation. The Company's foreign losses decreased during the three and six months ended June 30, 2015 compared to the same periods last year primarily due to lower international research and development expenses. International research and development expenses include costs charged to foreign jurisdictions by LinkedIn Corporation.
In the second quarter of 2015, the Company received a Notice of Proposed Adjustment, (“NOPA”) from the IRS related to certain transfer pricing tax positions. The Company is currently evaluating the impact of the proposed adjustments to its financial results, which could result in additional tax payments in the range of $0.2 million to $0.3 million, plus interest and penalties to be made by the end of 2015.

16.	Information About Revenue and Geographic Areas
Revenue by geography is generally based on the shipping address of the customer. The following tables present the Company’s revenue by product and geographic region for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue by product:
Talent Solutions
Hiring	$425,812	$322,227	$822,187	$613,821
Learning & Development	17,558	—	17,558	—
Total Talent Solutions	443,370	322,227	839,745	613,821
Marketing Solutions	140,037	106,476	259,229	192,540
Premium Subscriptions	128,328	105,174	250,448	200,709
Total	$711,735	$533,877	$1,349,422	$1,007,070

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue by geographic region:
United States	$444,531	$317,774	$833,789	$602,652
Other Americas (1)	39,904	35,527	77,970	67,431
Total Americas	484,435	353,301	911,759	670,083
EMEA(2)	168,771	134,930	325,334	252,801
APAC (3)	58,529	45,646	112,329	84,186
Total	$711,735	$533,877	$1,349,422	$1,007,070
 __________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)
No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.

17.	Subsequent Events

In July 2015, the Company leased additional office space to be developed for aggregate future minimum lease payments of approximately $65.2 million over a term of 11 years. The Company estimates the payments will begin in mid-2016. The Company also leased additional office space and purchased properties for aggregate commitments of $52.9 million, of which $15.9 million was paid in prior periods.
In July 2015, the Compensation Committee of the Company's Board of Directors approved 626,987 RSUs for grant of Class A common stock under the 2011 Plan, which includes grants to newly hired lynda.com employees. The RSUs granted to newly hired employees generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting quarterly thereafter. The RSUs granted to existing employees generally vest quarterly over a four-year period.

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

Overview
We are the world’s largest professional network on the Internet with approximately 380 million members in over 200 countries and territories. We believe we are the most extensive, accurate and accessible network focused on professionals. We seek to create value for members by connecting them to the most important people, knowledge, and opportunities in their professional lives. Our members create the core of our platform, and we, in turn, provide members with applications and tools to help them more effectively manage their careers to achieve their full potential.
In the three and six months ended June 30, 2015, we continued to experience growth in revenue as well as the number of members and member activity as compared to the same periods in 2014. With respect to our platform, we continue to increase the value we deliver to members and increase our network of registered members as we continue to invest in our core experience, especially focused on mobile, global expansion, content, and hiring. With respect to monetization, our net revenue was $711.7 million and $1,349.4 million for the three and six months ended June 30, 2015, respectively, which represented an increase of 33% and 34%, respectively, compared to the same periods in 2014. Our future growth will depend, in part, on our ability to continue to increase our member base and create value for our members on both mobile and desktop devices, as well as continuing to expand our product offerings and international presence, which we believe will result in increased sales of our Talent Solutions, Marketing Solutions, and Premium Subscriptions to new and existing customers. As our net revenue increases, we expect our growth rate related to net revenue will continue to decrease over time. Also, given the large scale and critical mass of our network, we believe member and engagement growth, as measured by our key metrics, will decelerate over time and that this may impact the growth of portions of our business.
On May 14, 2015, we completed our acquisition of lynda.com, Inc. ("lynda.com"), a California-based privately held online learning company that offers an extensive, high quality library of professional training videos and courses. We believe that the acquisition of lynda.com positions us to be able to further expand on our long-term content strategy, and to realize our vision of building the world's first economic graph. The total purchase price for all of the outstanding equity interests of lynda.com consists of approximately $1.5 billion, subject to adjustment, in combination of approximately 52% in cash and approximately 48% in our Class A common stock.

In 2015, our philosophy is to continue to invest for long-term growth with particular focus on the following:

•
Talent. We expect to continue expanding our workforce, specifically related to our product development team and field sales organization. This will result in an increase in headcount-related expenses, including stock-based compensation expense and capital expenditures related to facilities. As of June 30, 2015, we had 8,735 employees, which represented an increase of 52% compared to the same period last year. Excluding the employees from our acquisition of lynda.com, we would have had 8,160 employees, which represents an increase of 42% compared to the same period last year.

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

◦
Members. We plan to continue to invest in our member experience focusing on connecting members to their professional world through our desktop and mobile flagship experiences; allowing members to stay informed through professional news and knowledge through our publishing platform and content ecosystem; and enabling members to get hired and build their careers.

◦
Customers. We plan to continue to invest in our product development efforts to transform the way customers hire, market, and sell. In 2015, we expect to accelerate hiring product development headcount dedicated to our monetized product lines: Talent Solutions, Marketing Solutions, and Premium Subscriptions, which includes Sales Solutions.

In addition, we expect to continue to invest in mobile across our product lines. Mobile is the fastest growing channel for member engagement, growing at twice the rate of overall site traffic with mobile unique visiting members representing 52% of unique visiting members in second quarter of 2015.

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

The following table presents the number of registered members as of the periods presented by geographic region:

	June 30,
	2015		2014		% Change
	(in thousands)
Members by geographic region:
United States	119,197	31%	103,818	33%	15%
Other Americas (1)	65,327	17%	54,121	17%	21%
Total Americas	184,524	49%	157,939	50%	17%
EMEA (2)	122,330	32%	98,866	32%	24%
APAC (3)	73,033	19%	56,623	18%	29%
Total number of registered members (4)	379,887	100%	313,428	100%	21%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

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

The following table presents the average monthly number of unique visiting members during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Unique visiting members (1), (3)	97,308	84,222	16%	97,078	83,160	17%
Mobile unique visiting members (2), (3)	50,674	37,514	35%	49,688	36,348	37%
 ______________________

(1)	Members who have visited LinkedIn.com on desktop and/or have visited selected mobile applications offered by LinkedIn.com on their mobile devices.

(2)	Members who have visited selected mobile applications offered by LinkedIn.com on their mobile devices.

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

•
Member Page Views. We define page views as the total number of page views members view during the measurement period on LinkedIn.com for desktop and on selected mobile applications offered by LinkedIn.com for mobile devices. Similar to unique visiting members, we believe member page views is an indicator for gaining insight into whether our members are deriving increased value from our solutions.

However, as overall site traffic is increasingly coming from mobile, we expect this metric to become less meaningful over time, as a well-designed mobile application reduces the number of clicks and pages a user touches in order to create a high quality mobile experience. Additionally, member page views may not capture all of the value that our members and other users derive from our solutions because part of the benefit of certain products and features is that the member does not need to visit our website to receive value from our platform. For example, members can respond to InMails they receive from other members without accessing their LinkedIn account or our website.

The following table presents the number of member page views during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in millions)			(in millions)
Member page views (1), (2)	34,792	25,427	37%	68,619	51,358	34%
 ______________________

(1)	These metrics include member page views on LinkedIn.com for desktop and selected mobile applications offered by LinkedIn for mobile devices.

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

•
Number of LinkedIn Corporate Solutions Customers. We define the number of LinkedIn Corporate Solutions ("LCS") customers as the number of enterprises and professional organizations that we have under active contracts for our LCS products as of the date of measurement. Our LCS products include LinkedIn Recruiter, Job Slots, LinkedIn Recruitment Media, and LinkedIn Career Pages, which are all part of Hiring within Talent Solutions. LCS products do not include LinkedIn Jobs or Subscriptions. LCS customers have historically purchased through our field sales channel, which represents approximately 75% of Talent Solutions revenue. We believe the number of LCS customers is an indicator of our market penetration in the online recruiting market and the value that our products bring to both large and small enterprises and professional organizations.

The following table presents the number of LCS customers as of the periods presented:

	June 30,
	2015	2014	% Change

LCS customers	37,425	28,080	33%

•
Sales Channel Mix. We sell our Talent Solutions, Marketing Solutions, and Premium Subscriptions, which includes Sales Solutions, offline through our field sales organization or online on our website. Historically, the majority of our Premium Subscriptions was sold online on our website; however, since the launch of the new Sales Navigator and increasing investment in a Sales Solutions field sales teams, we expect that the portion of Premium Subscriptions revenue derived from our field sales channel will continue to increase over time.

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

The following table presents our net revenue by field and online sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	($ in thousands)
Field sales	$440,476	62%	$318,984	60%	$833,727	62%	$594,246	59%
Online sales	271,259	38%	214,893	40%	515,695	38%	412,824	41%
Net revenue	$711,735	100%	$533,877	100%	$1,349,422	100%	$1,007,070	100%
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(67,500)	$(934)	$(109,939)	$(14,253)
Provision (benefit) for income taxes	(26,048)	16,253	(15,476)	29,834
Other (income) expense, net	12,400	(1,197)	27,047	(2,223)
Depreciation and amortization	99,004	56,306	172,976	106,046
Stock-based compensation	145,491	74,828	248,600	142,597
Adjusted EBITDA	$163,347	$145,256	$323,208	$262,001

Results of Operations
The following tables set forth our results of operations for the periods presented as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(as a percentage of net revenue)
Condensed Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14	13	14	13
Sales and marketing	37	35	36	35
Product development	27	24	26	25
General and administrative	20	15	18	15
Depreciation and amortization	14	11	13	11
Total costs and expenses	111	97	107	99
Income (loss) from operations	(11)	3	(7)	1
Other income (expense), net:
Interest income	—	—	—	—
Interest expense	(2)	—	(2)	—
Other, net	—	—	—	—
Other income (expense), net	(2)	—	(2)	—
Income (loss) before income taxes	(13)	3	(9)	2
Provision (benefit) for income taxes	(4)	3	(1)	3
Net loss	(9)	—	(8)	(1)
Accretion of redeemable noncontrolling interest	—	—	—	—
Net loss attributable to common stockholders	(10)%	—%	(8)%	(1)%
 ______________________
(1) Certain items may not total due to rounding.

Net Revenue
We generate revenue from Talent Solutions, Marketing Solutions, and Premium Subscriptions.
Talent Solutions. Revenue from our Talent Solutions consists of revenue from our Hiring and Learning & Development products. Revenue from Hiring is derived primarily from providing access to the LinkedIn Recruiter product, job postings, Career Pages, and Job Seeker subscriptions. We provide access to our professional database of both active and passive job candidates with LinkedIn Recruiter, which allows corporate recruiting teams to identify candidates based on industry, job function, geography, experience/education, and other specifications. Revenue from the LinkedIn Recruiter product is recognized ratably over the subscription period, which consists primarily of annual subscriptions that are billed monthly, quarterly, or annually. We also earn revenue from the placement of job postings on our website, which generally run for 30 days. Independent recruiters can pay to post job openings that are accessible through job searches or targeted job matches. Revenue from job postings is recognized as the posting is displayed or at the expiration of the contract period, if not utilized. Revenue from Learning & Development is derived from individual and enterprise subscriptions to the lynda.com learning platform. Revenue from these subscriptions is recognized ratably over the subscription period, which consists of monthly and annual subscriptions for individuals and annual and multi-year subscriptions for enterprises.
Marketing Solutions. Revenue from Marketing Solutions is earned from advertisements (consisting of content-based, graphic display, and text link) shown primarily on LinkedIn.com and our mobile applications based on either a cost per click or cost per advertisement model, with the mix shifting increasingly to cost per click. Revenue from Internet advertising is recognized as the online advertisements are displayed on Linkedin.com and our mobile applications. Through the 2014 acquisition of Bizo and the re-launch of our marketing solutions product suite, we now sell and recognize a portion of revenue from off-network advertising. The typical duration of our advertising contracts is approximately two months.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Net revenue by product:
Talent Solutions
Hiring	$425,812	$322,227	32%	$822,187	$613,821	34%
Learning & Development	17,558	—	n/a	17,558	—	n/a
Total Talent Solutions	443,370	322,227	38%	839,745	613,821	37%
Marketing Solutions	140,037	106,476	32%	259,229	192,540	35%
Premium Subscriptions	128,328	105,174	22%	250,448	200,709	25%
Total	$711,735	$533,877	33%	$1,349,422	$1,007,070	34%
Percentage of net revenue by product: (1)
Talent Solutions	62%	60%		62%	61%
Marketing Solutions	20%	20%		19%	19%
Premium Subscriptions	18%	20%		19%	20%
Total	100%	100%		100%	100%
  ______________________
(1)     Certain items may not total due to rounding.
Total net revenue increased $177.9 million and $342.4 million in the three and six months ended June 30, 2015, respectively, compared to the same periods last year.
Net revenue from our Talent Solutions increased $121.1 million and $225.9 million in the three and six months ended June 30, 2015, respectively, compared to the same periods last year. The increases in Hiring were driven by increased spending by existing customers as well as generating business from new customers, as evidenced by the 33% increase in the number of LCS customers as of June 30, 2015 compared to the same period last year. Learning & Development consists of revenue from our recent acquisition of lynda.com.
Net revenue from our Marketing Solutions increased $33.6 million and $66.7 million in the three and six months ended June 30, 2015, respectively, compared to the same periods last year. The increase was primarily due to Sponsored Updates from our field sales and self-service channels, and to a lesser extent, revenue from Bizo and re-launch of our marketing solutions product suite, partially offset by weakness in our display advertising products. Sponsored content represented approximately 45% of Marketing Solutions revenue in the three and six months ended June 30, 2015 and we expect it to continue to represent a larger percentage of Marketing Solutions revenue as we continue to gain traction in our shift to content marketing and we continue to see weakness in our display advertising products.
Net revenue from our Premium Subscriptions increased $23.2 million and $49.7 million in the three and six months ended June 30, 2015, respectively, compared to the same periods last year primarily due to the increase in revenue from our Sales Solutions products, which includes Sales Navigator. Our Sales Solutions products continue to grow at a faster rate than our other Premium Subscription products as well as continue to represent a larger percentage of total Premium Subscriptions revenue. Sales Solutions represented approximately one-third of Premium Subscriptions revenue in the three and six months ended June 30, 2015.

The following table presents our net revenue by geographic region:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Net revenue by geographic region:
United States	$444,531	$317,774	40%	$833,789	$602,652	38%
Other Americas	39,904	35,527	12%	77,970	67,431	16%
Total Americas	484,435	353,301	37%	911,759	670,083	36%
EMEA	168,771	134,930	25%	325,334	252,801	29%
APAC	58,529	45,646	28%	112,329	84,186	33%
Total	$711,735	$533,877	33%	$1,349,422	$1,007,070	34%

United States revenue increased $126.8 million and $231.1 million in the three and six months ended June 30, 2015, respectively, compared to the same periods last year. International revenue increased $51.1 million and $111.2 million in the three and six months ended June 30, 2015, respectively, compared to the same periods last year. International revenue represented 38% of total revenue in the three and six months ended June 30, 2015, respectively, and 40% of total revenue in the three and six months ended June 30, 2014, respectively. The increase in international revenue is due to the expansion of our sales, technical and support operations in international locations and growth in our international member base due to developing our brand across various international geographies. We expect international revenue to increase on an absolute basis and to remain relatively flat as a percentage of total revenue in 2015 as we continue to expand our sales force in key international markets where member engagement supports business efforts at scale.

The following table presents our net revenue by geography, by product:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Net revenue by geography, by product:
United States
Talent Solutions	$277,772	$197,852	40%	$518,524	$378,255	37%
Marketing Solutions	91,761	59,383	55%	169,173	108,421	56%
Premium Subscriptions	74,998	60,539	24%	146,092	115,976	26%
Total United States revenue	$444,531	$317,774	40%	$833,789	$602,652	38%
International
Talent Solutions	$165,598	$124,375	33%	$321,221	$235,566	36%
Marketing Solutions	48,276	47,093	3%	90,056	84,119	7%
Premium Subscriptions	53,330	44,635	19%	104,356	84,733	23%
Total International revenue	$267,204	$216,103	24%	$515,633	$404,418	28%

Total	$711,735	$533,877	33%	$1,349,422	$1,007,070	34%
Cost of Revenue
Our cost of revenue primarily consists of salaries, benefits and stock-based compensation for our production operations, customer support, infrastructure and advertising operations teams and web hosting costs related to operating our website. Credit card processing fees, sales taxes, allocated facilities costs and other supporting overhead costs are also included in cost of revenue. We also expect higher expenses from off-network advertising associated with Marketing Solutions products in 2015 in connection with our acquisition of Bizo, Inc. and the relaunch of our marketing solutions product suite. And, beginning in the second quarter of 2015, we will incur production related costs, including author royalty expenses, in connection with our acquisition of lynda.com. Authors of published courses are paid a royalty based on usage of their course, which represents the number of times the courses are viewed. Consistent with our investment philosophy for 2015, we expect cost of revenue to increase on an absolute basis and as a percentage of revenue.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$100,086	$69,536	44%	$188,492	$131,991	43%
Percentage of net revenue	14%	13%		14%	13%
Headcount (at period end)	1,346	883	52%	1,346	883	52%
Cost of revenue increased $30.6 million and $56.5 million in the three and six months ended June 30, 2015, respectively, compared to the same periods last year. The increases during the same periods were primarily attributable to $16.4 million and $30.8 million in headcount related expenses as we continue to hire to support the growth of our business, $10.2 million and $17.4 million in other direct costs (primarily consisting of credit card processing fees), and $2.2 million and $4.4 million in facilities and related costs, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Sales and marketing	$261,271	$184,494	42%	$490,907	$351,016	40%
Percentage of net revenue	37%	35%		36%	35%
Headcount (at period end)	3,936	2,452	61%	3,936	2,452	61%
Sales and marketing expenses increased $76.8 million and $139.9 million in the three and six months ended June 30, 2015, respectively, compared to the same periods last year. The increases during the same periods were primarily attributable to $60.7 million and $114.8 million in headcount related expenses as we continue to expand our field sales organization globally. We also experienced an increase of $7.4 million and $6.3 million in marketing related expenses, $3.8 million and $10.2 million in facilities and related costs, and $2.1 million and $4.7 million in consulting services, respectively.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Product development	$190,133	$128,731	48%	$355,713	$249,353	43%
Percentage of net revenue	27%	24%		26%	25%
Headcount (at period end)	2,216	1,555	43%	2,216	1,555	43%
Product development expenses increased $61.4 million and $106.4 million in the three and six months ended June 30, 2015, respectively, compared to the same periods last year. The increases during the same periods were primarily attributable to $55.6 million and $97.0 million in headcount related expenses as a result of our focus on developing new features and products that create value for our members, $3.2 million in consulting services, and $1.9 million and $4.5 million in facilities and related costs, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
General and administrative	$142,389	$80,688	76%	$239,702	$155,306	54%
Percentage of net revenue	20%	15%		18%	15%
Headcount (at period end)	1,237	868	43%	1,237	868	43%
General and administrative expenses increased $61.7 million and $84.4 million in the three and six months ended June 30, 2015, respectively, compared to the same periods last year. The increases during the same periods were primarily attributable to $54.5 million and $75.3 million in headcount related expenses to support our overall growth, of which, $29.1 million was related to one-time charges in connection with our acquisition of lynda.com. We also experienced an increase of $5.9 million and $4.8 million in legal and consulting services and $1.3 million and $3.7 million in facilities and related costs, respectively.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized software development costs and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis and increase as percentage of revenue as we continue to expand our technology and facilities infrastructure.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Depreciation and amortization	$99,004	$56,306	76%	$172,976	$106,046	63%
Percentage of net revenue	14%	11%		13%	11%
Depreciation and amortization expenses increased $42.7 million and $66.9 million in the three and six months ended June 30, 2015, respectively, compared to the same periods last year. The increase in depreciation expense of $20.4 million and $37.7 million in the three and six months ended June 30, 2015, respectively, compared to the same periods last year was the result of the build out of our data centers, increases in leasehold improvements as we lease additional facilities to accommodate our headcount growth, and increases in capitalized website and internal-use software. The increase in amortization expense of $22.3 million and $29.2 million in the three and six months ended June 30, 2015, respectively, compared to the same periods last year was primarily the result of amortization of intangible assets from our recent acquisition of lynda.com.
Other Income (Expense), Net
Other income (expense), net consists primarily of the interest expense from our Notes, income earned on our investments, and foreign exchange gains and losses. Hedging strategies that we have implemented or may implement to mitigate foreign exchange risk may not eliminate our exposure to foreign exchange fluctuations. We expect interest expense to increase on an absolute basis and as a percentage of revenue for 2015 relative to 2014 as we recently issued our Notes in November 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Interest income	$2,017	$1,329	$4,002	$2,335
Interest expense	(12,694)	—	(25,291)	—
Net loss on foreign exchange and foreign currency derivative contracts	(1,944)	(220)	(6,380)	(195)
Net realized gain on sales of marketable securities	66	56	161	70
Other non-operating income, net	155	32	461	13
Total other income (expense), net	$(12,400)	$1,197	$(27,047)	$2,223
Other income (expense), net decreased in the three and six months ended June 30, 2015 compared to the same periods last year primarily due to interest expense related to our Notes and the increase of foreign exchange losses as a result of the strengthening U.S. dollar.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. We expect to be in an operating loss on a consolidated basis under U.S. GAAP in 2015.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Provision (benefit) for income taxes	$(26,048)	$16,253	(260)%	$(15,476)	$29,834	(152)%
We recognized a tax benefit in the three and six months ended June 30, 2015 compared to the same periods last year primarily due to the decrease in forecasted U.S. profit before taxes. Foreign losses decreased during the three and six months ended June 30, 2015 compared to the same periods last year primarily due to lower international research and development expenses. International research and development expenses include costs charged to foreign jurisdictions by LinkedIn Corporation.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$162,583	$185,301
Depreciation and amortization	172,976	106,046

Cash flows provided by operating activities	$390,774	$257,294
Cash flows provided by (used in) investing activities	(427,923)	(480,592)
Cash flows provided by financing activities	30,103	63,875
As of June 30, 2015, we had cash and cash equivalents of $451.0 million and marketable securities of $2,582.4 million. Our cash equivalents and marketable securities are comprised primarily of U.S. treasury securities, U.S. agency securities, corporate debt securities, commercial paper and money market funds. As of June 30, 2015, the amount of cash and cash equivalents held by foreign subsidiaries was $221.4 million. If these funds are needed for our domestic operations, we would be required to accrue and pay United States taxes to repatriate these funds to the extent these funds exceed amounts owed to the United States parent entity. However, our intent is to permanently reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries. However, we believe the income tax liability would be insignificant if these earnings were to be repatriated.
On May 14, 2015, we completed our acquisition of lynda.com, a California-based privately held online learning company that offers an extensive, high quality library of professional training videos and courses. The acquisition of lynda.com positions us to be able to further expand on our long-term content strategy, and to realize our vision of building the world's first economic graph. The total purchase price for all of the outstanding equity interests of lynda.com consists of approximately $1.5 billion, subject to adjustment, in combination of approximately 52% in cash and approximately 48% in our Class A common stock.
We believe that our existing cash and cash equivalents and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.
Operating Activities
Operating activities provided $390.8 million of cash in the six months ended June 30, 2015. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with an increase in deferred revenue of $63.4 million and an increase in accounts payable and other liabilities of $15.2 million, which is partially offset by an increase in prepaid expenses and other assets of $36.6 million and a decrease in income taxes, net of $17.2 million. The increase in our deferred revenue was primarily due to increases in transaction amounts in the six months ended June 30, 2015. We had a net loss in the six months ended June 30, 2015 of $109.9 million, which included non-cash stock-based compensation of $248.6 million and non-cash depreciation and amortization of $173.0 million.
Operating activities provided $257.3 million of cash in the six months ended June 30, 2014. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $89.2 million, partially offset by an increase accounts receivable of $50.2 million, and excess tax benefit from stock-based compensation of $34.6 million, which is reclassified as a financing activity, an increase in accounts payable and other liabilities of $6.3 million and an increase in prepaid expenses and other assets of $22.0 million. The increase in our deferred revenue was primarily due to increases in transaction volumes in the six months ended June 30, 2014. We had a net loss in the six months ended June 30, 2014 of $14.3 million, which included non-cash stock-based compensation of $142.6 million and non-cash depreciation and amortization of $106.0 million.
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
In the six months ended June 30, 2015, we had net purchases, sales, and maturities of investments of $392.8 million and purchases of property and equipment of $162.6 million. In the six months ended June 30, 2014, we had net purchases of investments of $200.7 million and purchases of property and equipment of $185.3 million and payments for intangible assets and acquisitions, net of cash acquired of $89.9 million.

Financing Activities
In the six months ended June 30, 2015, and 2014, our financing activities consisted primarily of net proceeds from the issuance of common stock from employee stock option exercises and stock purchase plan, as well as the excess tax benefit from stock-based compensation. Additionally, in the six months ended June 30, 2015, we had repurchases of equity awards of $22.5 million, partially offset by proceeds from our issuance of preferred shares in our joint venture of $20.0 million.

Off Balance Sheet Arrangements
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties primarily for facility leases. As of June 30, 2015, we had financial guarantees of $47.0 million that were not recorded on our consolidated balance sheet that consisted of standby letters of credit and bank guarantees.

Contractual Obligations
Our principal obligations consist of our operating leases and 0.50% convertible senior notes. Our headquarters is located in Mountain View, California under a lease that expires in 2023. We also lease office space in locations throughout the United States and internationally, some of which is currently under construction. In addition, we have data centers in the United States and Singapore pursuant to various lease agreements. We have several significant long-term purchase obligations outstanding with third parties. We do not have any significant capital lease obligations. As of June 30, 2015, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations (1), (2)	$1,820,063	$136,073	$295,565	$330,627	$1,057,798
0.50% convertible senior notes (3)	1,355,342	6,392	13,225	1,335,725	—
Purchase obligations	63,390	40,174	23,216	—	—
______________________

(1)
Represents gross operating lease obligations, excluding sublease income of $216.3 million to be recognized over the next 12 years, which primarily relates to sublease income for several buildings we lease in Sunnyvale, California.

(2)
Subsequent to June 30, 2015, we leased additional office space for aggregate future minimum lease payments of approximately $65.2 million over a term of 11 years. The lease payments are estimated to begin in mid-2016. We also leased additional office space and purchased properties for aggregate commitments of $52.9 million, of which $15.9 million was paid in prior periods.

(3)	Represents the aggregate principal amount and related interest on our convertible senior notes. See Note 9, Convertible Senior Notes for additional information.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 12, 2015.

Recently Issued Accounting Guidance

See Note 1, Description of Business and Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements under Item 1 for recently issued accounting guidance.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange risks and inflation.
Interest Rate Fluctuation Risk
We had cash, cash equivalents, and marketable securities of $3,033.4 million and $3,443.3 million as of June 30, 2015 and December 31, 2014, respectively. This amount was invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents, and marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At June 30, 2015, the weighted-average duration of our investment portfolio was less than one year.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of June 30, 2015, a hypothetical increase in interest rates of 1% (100 basis points) would have resulted in a decrease in the fair value of our fixed-income portfolio of approximately $13.3 million.
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
Cash Flow Hedges
We use foreign currency derivative contracts designated as cash flow hedges to hedge forecasted revenue transactions denominated in currencies other than the U.S. dollar. Our cash flow hedges are carried at fair value with gains or losses initially recorded as a component of accumulated other comprehensive loss in stockholders’ equity and subsequently reclassified into revenue when the underlying hedged revenue is recognized.
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
As of June 30, 2015, we had total outstanding foreign currency derivative contracts with a total notional amount of $513.4 million. If overall foreign currency exchange rates appreciated uniformly by 5% against the United States Dollar, our foreign currency derivative contracts outstanding as of June 30, 2015 would experience a loss of approximately $10.7 million.
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

We do not have economic interest rate exposure related to the Notes, as they have a fixed annual interest rate of 0.50%. We do, however, have interest rate risk because the fair value of our Notes will generally increase when interest rates fall and decrease when interest rates rise. Additionally, the fair value of our Notes may be impacted by the price of our Class A common stock. As of June 30, 2015, the estimated fair value of our Notes was $1,330.3 million based on the closing trading price of the Notes as of the last day of trading for the period. See Note 9, Convertible Senior Notes, of the Notes of the Condensed Consolidated Financial Statements under Item 1 for additional information on the Notes, including the carrying value of the Notes.
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

•	process, store, protect and use personal data in compliance with governmental regulations, contractual obligations and other legal obligations related to privacy and security;

•	halt the operations of websites that aggregate our data and/ or combine it with data from other companies or sources, or copycat websites that have misappropriated our data;

•	increase revenue from the solutions we provide;

•	successfully adapt to mobile markets and optimize services for mobile devices;

•	successfully expand our business in markets outside the United States;

•	successfully compete with other companies that are currently in, or may in the future enter, the online professional networking space;

•	successfully build or integrate complementary businesses and products; and

•	defend ourselves against litigation, regulatory, intellectual property, privacy and other claims.
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
If our members do not update their information or provide accurate and complete information when they join LinkedIn, or do not establish sufficient connections, the value of our network may be negatively impacted because our value proposition as a professional network and as a source of accurate and comprehensive data will be weakened. For example, customers of our Talent Solutions may not find members that meet their qualifications or may misidentify a candidate as having such qualifications, which could result in mismatches that erode customer confidence in our solutions, or our learning and development solutions may not suit our customers’ needs. Similarly, incomplete or outdated member information would diminish the ability of our Marketing or Sales Solutions customers to reach their target audiences and our ability to provide our customers with valuable insights. Therefore, we must provide features and products that demonstrate the value of our network to our members and motivate them to contribute additional, timely and accurate information to their profile and our network. If we fail to successfully motivate our members to do so, our business and operating results could be adversely affected.
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
We collect, process, store, share, disclose and use information from and about our members, customers and users, including personal information and other data, and we enable our members to passively and proactively share their personal information with each other and with third parties and to communicate and share news and other information into and across our platform. There are numerous laws around the world regarding privacy and security, including laws regarding the collection, processing, storage, sharing, disclosure, use and security of personal information and other data from and about our members and users. The scope of these laws is changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other rules.
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
In the United States, the federal government, including the White House, the Federal Trade Commission, the Department of Commerce and Congress, and many state governments are reviewing the need for greater regulation of the collection, processing, storage, sharing, disclosure, use and security of information concerning consumer behavior with respect to online services, including regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. This often results in the passing of new laws or the promulgation of new regulations. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from Internet browsers, the ability to delete information of minors, and new definitions that may impact data breach notification requirements. California has also adopted privacy guidelines with respect to mobile applications. In addition, the European Union may enact a new General Data Protection Regulation, which may result in significantly greater compliance burdens for companies with users and operations in the European Union. Outside the European Union and the United States, a number of countries have adopted or are considering privacy laws and regulations that may result in significant greater compliance burdens.
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
Our business, including our ability to operate and expand internationally or on new technology platforms, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use data about our members. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the storage, use or disclosure of data our members choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that we collect about our members.
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
Enterprises and professional organizations-Talent Solutions. With respect to our Talent Solutions, we compete with online recruiting companies, talent management companies and larger companies that are focusing on talent management and human resource services, job boards, traditional recruiting firms, and companies that provide learning and development products and services. Additionally, other companies, including newcomers to the recruiting or learning and development industries, may partner with Internet companies, including social networking companies, to provide services that compete with our solutions, either on their own or as third party applications. If the efficiency and usefulness of our products to enterprises and professional organizations do not exceed those provided by competitors, we will not be able to compete successfully.
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
We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of June 30, 2015, approximately 40% of our employees had been with us for less than one year and approximately 60% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. We intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our

Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other Internet and high-growth companies, which include both publicly traded and privately-held companies. As we have transitioned from a private company to a public company, this competition has become even more acute in assessing appropriate compensation packages, particularly, determining the mix of cash and equity compensation. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating employees and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have significantly expanded our operating lease and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.
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
We have offices around the world and our websites and mobile applications are available in numerous languages. For the three and six months ended June 30, 2015, international revenue represented 38% of our total revenue. We expect to continue to expand our international operations in the future, particularly in emerging markets, by opening offices in different countries and expanding our offerings in new languages. However, we have limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally including in emerging markets, requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. International expansion has required and will continue to require us to invest significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees in foreign countries, and maintaining our company culture across all of our offices;

•
providing solutions across a significant distance, in different languages, in competitive market environments and among different cultures, including modifying - or in some cases building entirely new - services, solutions and features to ensure that they are culturally relevant in different countries and conforming to local laws and regulations, which may include modifying or blocking content in certain jurisdictions if it is deemed objectionable or unlawful;

•
increased competition from local websites and services, that provide online professional networking solutions, online recruitment services and learning and development products, which may benefit from first-mover advantages. These competitors have expanded and may continue to expand their geographic footprint;

•	differing and potentially lower levels of member growth and activity in new and nascent geographies;

•
compliance with applicable foreign laws and regulations, which may change or conflict with each other, as well as potential risk of penalties to individual members of management if our practices are deemed to be out of compliance;

•	longer payment cycles in some countries;

•	credit risk and higher levels of payment fraud;

•	stringent local labor laws and regulations;

•	laws and regulations that favor local competitors or prohibit or limit foreign ownership of businesses;

•	legal regimes where the application of laws and regulations is subject to greater uncertainty, as well as higher risk of corruption, fraud and unethical business practices;

•	compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•	implementing and maintaining effective internal processes and controls;

•	compliance with various economic and trade sanctions regulations which restrict certain conduct of business;

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	foreign exchange controls that might require significant lead time in setting up operations and bank accounts before monetizing our operations in certain geographic territories;

•	political or social unrest, or, economic instability in some countries;

•	pressure on the creditworthiness of sovereign nations or liquidity;

•	laws and proposed legislation relating to data localization in various countries, which may restrict our ability to do business in new and existing markets;

•	double taxation of our non-U.S. earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and

•	higher costs of doing business internationally.
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
Finally, in late 2013, we established a joint venture to expand our operations in the People’s Republic of China ("PRC"), which is in its early stages. Although we believe this joint venture and our activities in the PRC comply with existing laws, they involve unique risks, and the PRC is actively considering changes in its foreign investment rules that could impact this structure and our activities. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the government will ultimately take a view contrary to ours. We may be unable to continue to operate in the PRC if we or our affiliates are unable to access sufficient funding or enforce contractual relationships with respect to management and control of such business. In addition, the PRC’s laws and regulations, as they apply to our business operations in Mainland China, have resulted in modifications to our products and services in Mainland China. For example, the PRC government has laws and regulations that govern the dissemination of content over the Internet, and it may enact additional laws or regulations in the future related to content, privacy, security and government access to personal information in a way that may materially impact our ability to conduct operations in the PRC. Failure to comply with these requirements may mean that we will not obtain or retain necessary licenses to operate all or some of our services in Mainland China or result in the blocking of our services in Mainland China. In addition, our compliance with these rules could harm our business, reputation and brand outside of China. We will need to allocate significant resources to developing our presence in China, and we may not be successful in doing so.
Our business depends on a strong and trusted brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of members, enterprises and professional organizations, our ability to increase their level of engagement and our ability to attract and retain high level employees.
We have developed a strong and trusted brand that we believe has contributed significantly to the success of our member network and business. Our brand is predicated on the idea that individual professionals will trust us and find immense value in building and maintaining their professional identities and reputations on our platform. Maintaining, protecting and enhancing the “LinkedIn” and related brands is critical to expanding our base of members, enterprises, advertisers, corporate customers and other partners, and increasing their engagement with our services, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide valuable and high-quality solutions, which we may not do successfully. Despite our efforts to protect our brand and prevent its misuse, if others misuse our brand or pass themselves off as being endorsed or affiliated with us, it could harm our reputation and our business could suffer. If our members or potential members determine that they can use other platforms, such as social networks, for the same purposes as or as a replacement for our network, or if they choose to blend their professional and social networking activities, our brand and our business could be harmed. Our members or customers could find that new products or features that we introduce are difficult to use or may feel that they degrade their experience with online service offered by LinkedIn, which could harm our reputation for delivering high-quality products. Our brand is also important in attracting and maintaining high performing employees. If we do not successfully maintain a strong and trusted brand, our business could be harmed.
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
Obtaining and maintaining effective intellectual property rights is expensive, including the costs of defending our rights. We are seeking to protect our trademarks and patents, and other intellectual property rights in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions for every such right. Even where we have such rights, they may later be found to be unenforceable or have a limited scope of enforceability. In addition, we may not seek to pursue such protection in every location. In particular, we believe it is important to maintain, protect and enhance our brands. Accordingly, we pursue the registration of domain names and our trademarks and service marks in the United States and in many locations outside the United States. We have already and may, over time, increase our investment in protecting innovations through investments in patents and similar rights, and this process is expensive and time-consuming.
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
We must demonstrate that our Talent Solutions are important recruiting and learning and development tools for enterprises and professional organizations and that our Marketing and Sales Solutions provide them with access to an audience of one of the most influential, affluent and highly educated audiences on the Internet. However, potential customers may not be familiar with our solutions or may prefer other or more traditional products and services for their talent, advertising and marketing needs.
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
Ultimately, attracting new customers and retaining existing customers requires that we continue to provide high quality solutions that our customers value. In particular, our Talent Solutions customers will discontinue their purchases of our solutions if we fail to effectively connect them with the talent they seek or provide learning and development opportunities that they are looking for, and our premium subscribers will discontinue their subscriptions if they do not find the networking and business opportunities that they value. Similarly, customers of our Marketing Solutions will not continue to do business with us if their advertisements do not reach their intended audiences. Therefore we must continue to demonstrate to our customers that using our Marketing Solutions is the most effective and cost-efficient way to maximize their results. Even if our Marketing Solutions are providing value to our customers, advertisers are sensitive to general economic downturns and reductions in consumer spending, among other events and trends, which generally results in reduced advertising expenditures and could adversely affect sales of our Marketing Solutions. In addition, we have recently expanded our Marketing Solutions products to include off-network advertising. This product area will complement our current offerings primarily sold on our wholly owned properties, and we may not be successful or our customers or members may not be receptive to these products. Finally, we are in the early stages of developing our Sales Solutions products which may not be successful. If we fail to provide high quality solutions and convince customers of our value proposition, we may not be able to retain existing customers or attract new customers, which would harm our business and operating results.
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
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain world class talent. Our ability to execute efficiently is dependent upon contributions from all of our employees, in particular our senior management team. Key institutional knowledge remains with a small group of long-term employees whom we may not be able to retain. We may not be able to retain the services of any of our long-term employees or other members of senior management in the future. For example, two of our executive officers left the company in 2014. We do not have employment agreements other than offer letters with any key employee, and we do not maintain key person life insurance for any employee. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed.
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
We depend in part on various Internet search engines to direct a significant amount of traffic to our website. Similarly, we depend on providers of mobile application “store fronts” to allow users to locate and download our mobile applications that enable our service. Our ability to maintain the number of visitors directed to our website and users of our online services is not entirely within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our members to use our website, or if our competitors’ SEO efforts are more successful than ours, overall growth in our member base could slow, member and non-member engagement could decrease, and we could lose existing members. These modifications may be prompted by search engine companies entering the online professional networking market or aligning with competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our websites would harm our business and operating results.
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
We anticipate that we will continue to depend on relationships with various third parties, including access to platforms and content providers to grow our business, as well as channel partners. Identifying, negotiating and maintaining relationships with third parties require significant time and resources, as does integrating third-party content and technology. Our agreements with technology and content providers and similar third parties are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. In some cases, in particular, with respect to content providers, these relationships are undocumented, or, if there are agreements in place, they may be easily terminable. Our competitors may be effective in providing incentives to these parties to favor their solutions or may prevent us from developing strategic relationships with these parties. These third parties may decide that working with LinkedIn is not in their interest. In addition, these third parties may not perform as expected under our agreements with them, and we have had, and may in the future have, disagreements or disputes with these parties, which could negatively affect our brand and reputation. It is possible that these third parties may not be able to devote the resources we expect to the relationship or they may terminate their relationships with us. Further, as users increasingly access our services through mobile devices, we are becoming more dependent on the distribution of our mobile applications through third parties, and we may not be able to access their application program interfaces or be able to distribute our applications or provide ease of integration, and this may also impact our ability to monetize our mobile products. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our business could be impaired, and our operating results would suffer. Even if we are successful, these relationships may not result in improved operating results.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 57.7% of the voting power of our outstanding capital stock as of June 30, 2015. Our co-founder and Chair, Reid Hoffman, held approximately 11.1% of the outstanding shares of our Class A and Class B common stock, representing approximately 53.4% of the voting power of our outstanding capital stock as of June 30, 2015. Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters in the future.
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
If Mr. Hoffman continues to retain a significant portion of his holdings of Class B common stock for an extended period of time, he could continue to control a majority of the combined voting power of our Class A and Class B common stock. As a board member, Mr. Hoffman owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Hoffman is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.
Our stock price has been volatile in the past and may be subject to volatility in the future.
The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2015 and July 29, 2015, the closing price of our Class A common stock ranged from $193.80 to $270.76. Fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have at times experienced extreme price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our Class A common stock. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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
In November 2014, we issued approximately $1.3 billion aggregate principal amount of 0.50% convertible senior notes due 2019 (the "Notes"). As of June 30, 2015, we had a total par value of approximately $1.3 billion of outstanding Notes. Holders of the Notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change before the relevant maturity date, in each case at a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity, unless earlier converted or repurchased.
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

Item 2. Unregistered Sales of Equity Securities
Issuer Purchases of Equity Securities
No shares of our Class A or Class B common stock were repurchased during the three months ended June 30, 2015.
Sales of Unregistered Securities

In connection with an acquisition agreement entered into on March 25, 2015, the Company agreed to issue up to an aggregate of 25,425 shares of its Class A common stock to the stockholders of Refresh, Inc. (“Refresh”) as a portion of the consideration for all of the outstanding equity of Refresh. The acquisition closed on April 1, 2015. The final number of shares of the Company’s Class A common stock to be issued in connection with the acquisition is subject to adjustment based on (i) purchase price adjustment provisions, (ii) continuing service obligations to the Company of certain stockholders of Refresh, and (iii) indemnification obligations of Refresh stockholders after the closing of the acquisition.
The issuance of shares of the Company’s Class A common stock to stockholders of Refresh in accordance with the terms and subject to the conditions set forth in the acquisition agreement was made in reliance on the private offering exemption of Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the stockholders of Refresh, including with respect to their status as accredited investors, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities.”

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

LINKEDIN CORPORATION

Dated:	July 30, 2015	By:	/s/ Jeffrey Weiner
Jeffrey Weiner
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	July 30, 2015	By:	/s/ Steven Sordello
Steven Sordello
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document