Form 10-Q
period 2015-09-30
LINKEDIN CORP
filed 2015-10-29
CIK 1271024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2015, there were 115,465,733 shares of the Registrant’s Class A common stock outstanding and 15,620,733 shares of the Registrant’s Class B common stock outstanding.

LINKEDIN CORPORATION
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
LINKEDIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$631,725	$460,887
Marketable securities	2,457,607	2,982,422
Accounts receivable (net of allowance for doubtful accounts of $14,183 and $11,944 at September 30, 2015 and December 31, 2014, respectively)	457,975	449,048
Deferred commissions	56,453	66,561
Prepaid expenses	72,752	52,978
Other current assets	136,225	110,204
Total current assets	3,812,737	4,122,100
Property and equipment, net	906,189	740,909
Goodwill	1,508,946	356,718
Intangible assets, net	418,050	131,275
Other assets	70,788	76,255
TOTAL ASSETS	$6,716,710	$5,427,257
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$123,329	$100,297
Accrued liabilities	296,794	260,189
Deferred revenue	621,411	522,299
Total current liabilities	1,041,534	882,785
CONVERTIBLE SENIOR NOTES, NET	1,115,439	1,081,553
DEFERRED TAX LIABILITIES	46,645	—
OTHER LONG-TERM LIABILITIES	185,187	132,100
Total liabilities	2,388,805	2,096,438
COMMITMENTS AND CONTINGENCIES (Note 12)
REDEEMABLE NONCONTROLLING INTEREST	26,296	5,427
STOCKHOLDERS’ EQUITY (Note 13):
Class A and Class B common stock	13	13
Additional paid-in capital	4,405,911	3,285,705
Accumulated other comprehensive income (loss)	6,632	(198)
Accumulated earnings (deficit)	(110,947)	39,872
Total stockholders’ equity	4,301,609	3,325,392
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$6,716,710	$5,427,257
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$779,595	$568,265	$2,129,017	$1,575,335
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	111,368	74,904	299,860	206,895
Sales and marketing	265,454	199,168	756,361	550,184
Product development	202,682	136,542	558,395	385,895
General and administrative	118,871	89,266	358,573	244,572
Depreciation and amortization	117,901	59,782	290,877	165,828
Total costs and expenses	816,276	559,662	2,264,066	1,553,374
Income (loss) from operations	(36,681)	8,603	(135,049)	21,961
Other income (expense), net:
Interest income	2,798	1,413	6,800	3,748
Interest expense	(12,773)	—	(38,064)	—
Other, net	(3,784)	(1,261)	(9,542)	(1,373)
Other income (expense), net	(13,759)	152	(40,806)	2,375
Income (loss) before income taxes	(50,440)	8,755	(175,855)	24,336
Provision (benefit) for income taxes	(10,429)	12,917	(25,905)	42,751
Net loss	(40,011)	(4,162)	(149,950)	(18,415)
Accretion of redeemable noncontrolling interest	(512)	(101)	(869)	(327)
Net loss attributable to common stockholders	$(40,523)	$(4,263)	$(150,819)	$(18,742)

Net loss per share attributable to common stockholders:
Basic	$(0.31)	$(0.03)	$(1.18)	$(0.15)
Diluted	$(0.31)	$(0.03)	$(1.18)	$(0.15)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	130,716	123,427	128,162	122,197
Diluted	130,716	123,427	128,162	122,197
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(40,011)	$(4,162)	$(149,950)	$(18,415)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	278	(189)	437	360
Change in unrealized gain on cash flow hedges, net of tax	9,078	—	6,227	—
Change in foreign currency translation adjustment	153	11	166	11
Total other comprehensive income (loss)	9,509	(178)	6,830	371
Comprehensive loss	(30,502)	(4,340)	(143,120)	(18,044)
Accretion of redeemable noncontrolling interest	(512)	(101)	(869)	(327)
Comprehensive loss attributable to common stockholders	$(31,014)	$(4,441)	$(143,989)	$(18,371)
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(149,950)	$(18,415)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	290,877	165,828
Provision for doubtful accounts and sales returns	8,448	9,130
Amortization of investment premiums, net	15,877	9,304
Amortization of debt discount and transaction costs	33,967	—
Stock-based compensation	375,474	225,507
Excess income tax benefit from stock-based compensation	1,726	(47,735)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,566)	(34,569)
Deferred commissions	11,696	6,664
Prepaid expenses and other assets	(46,154)	(37,649)
Accounts payable and other liabilities	67,188	60,315
Income taxes, net	(32,906)	29,538
Deferred revenue	55,692	70,602
Net cash provided by operating activities	630,369	438,520
INVESTING ACTIVITIES:
Purchases of property and equipment	(329,236)	(306,022)
Purchases of investments	(1,896,503)	(1,888,616)
Sales of investments	971,775	243,109
Maturities of investments	1,436,846	1,426,916
Payments for intangible assets and acquisitions, net of cash acquired	(674,872)	(250,755)
Changes in deposits and restricted cash	7,202	(25,265)
Net cash used in investing activities	(484,788)	(800,633)
FINANCING ACTIVITIES:
Proceeds from issuance of preferred shares in joint venture	20,000	—
Proceeds from issuance of common stock from employee stock options	15,147	26,555
Proceeds from issuance of common stock from employee stock purchase plan	20,799	16,324
Excess income tax benefit from stock-based compensation	(1,726)	47,735
Repurchases of equity awards	(22,695)	—
Other financing activities	(167)	(1,875)
Net cash provided by financing activities	31,358	88,739
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,101)	(2,878)
CHANGE IN CASH AND CASH EQUIVALENTS	170,838	(276,252)
CASH AND CASH EQUIVALENTS—Beginning of period	460,887	803,089
CASH AND CASH EQUIVALENTS—End of period	$631,725	$526,837
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$45,648	$46,319
Issuance of Class A common stock and stock options for business combinations	$695,028	$64,207
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 12, 2015.
The condensed consolidated balance sheet as of December 31, 2014, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by US GAAP on an annual reporting basis.
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
Redeemable noncontrolling interest ("RNCI") is included in the condensed consolidated balance sheets. RNCI is considered to be temporary equity and is therefore reported outside of permanent equity equal to its redemption value as of the balance sheet date.

 Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

Recently Issued Accounting Guidance
Business Combinations
In September 2015, the Financial Accounting Standards Board ("FASB") issued new authoritative guidance on simplifying the accounting for business combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. This standard will be applied prospectively to adjustments to provisional amounts that occur after the effective date. This standard will be effective for the Company beginning in the first quarter of 2016; however, early adoption is permitted. The Company does not expect this standard to have a material impact on its financial statements.
Debt Issuance Costs
In April 2015, the FASB issued new authoritative guidance on simplifying the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard requires retrospective adoption and will be effective for the Company beginning in its first quarter of 2016; however, the Company plans to early adopt in the fourth quarter of 2015. The Company does not expect this standard to have a material impact on its financial statements.
Cloud Computing Arrangements
In April 2015, the FASB issued new authoritative guidance on customer's accounting for fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. This standard is effective for the Company in the first quarter of 2016. This standard may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company does not expect this standard to have a material impact on its financial statements.
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
This standard is applicable as it relates to the accounting for the preferred stock of the Company’s joint venture (see Note 3, Acquisitions and Joint Venture). This standard will be effective in the first quarter of 2016 and early adoption is permitted. The Company expects to early adopt in the fourth quarter of 2015 on a modified retrospective basis. The Company continues to evaluate this standard and believes the cumulative effect of initially applying the new standard would not be material. The impact to future periods will depend on the timing and amount of changes in fair value of the preferred stock of the Company’s joint venture and will be recorded in other income (expense), net.
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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of the periods presented, are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2015:
Assets:
Cash equivalents:
Money market funds	$322,806	$—	$—	$322,806
Commercial paper	—	60,551	—	60,551
US treasury securities	25,902	—	—	25,902
US agency securities	—	79,759	—	79,759
Marketable securities:
Commercial paper	—	49,762	—	49,762
Certificates of deposit	—	3,475	—	3,475
US treasury securities	807,246	—	—	807,246
US agency securities	—	687,620	—	687,620
Corporate debt securities	—	901,509	—	901,509
Municipal securities	—	7,995	—	7,995
Other current assets:
Foreign currency derivative contracts	—	11,674	—	11,674
Total assets	$1,155,954	$1,802,345	$—	$2,958,299
Liabilities:
Accrued liabilities:
Foreign currency derivative contracts	$—	$1,449	$—	$1,449
Total liabilities	$—	$1,449	$—	$1,449
December 31, 2014:
Assets:
Cash equivalents:
Money market funds	$95,470	$—	$—	$95,470
Commercial paper	—	54,344	—	54,344
US treasury securities	54,349	—	—	54,349
US agency securities	—	43,000	—	43,000
Marketable securities:
Commercial paper	—	122,371	—	122,371
Certificates of deposit	—	5,927	—	5,927
US treasury securities	1,234,568	—	—	1,234,568
US agency securities	—	881,962	—	881,962
Corporate debt securities	—	722,705	—	722,705
Municipal securities	—	14,889	—	14,889
Other current assets:
Foreign currency derivative contracts	—	5,591	—	5,591
Total assets	$1,384,387	$1,850,789	$—	$3,235,176
Liabilities:
Accrued liabilities:
Foreign currency derivative contracts	$—	$149	$—	$149
Total liabilities	$—	$149	$—	$149

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

See Note 9, Convertible Senior Notes, for the carrying amount and estimated fair value of the Company's convertible senior notes, which are not recorded at fair value as of September 30, 2015.

3.	Acquisitions and Joint Venture
lynda.com
On May 14, 2015, LinkedIn completed its acquisition of lynda.com, Inc. ("lynda.com"), a Carpinteria, California-based privately held online learning company teaching business, technology, and creative skills to help people achieve their professional goals. LinkedIn's purchase price of approximately $1.5 billion for all the outstanding shares of capital stock of lynda.com consists of approximately $777.7 million in cash and 3,573,589 shares of LinkedIn Class A common stock. LinkedIn also issued 178,763 stock options related to assumed lynda.com equity awards. The fair value of the earned portion of assumed stock options of $11.2 million is included in the purchase price, with the remaining fair value of $18.9 million representing post-acquisition compensation expense that will be recognized over the requisite service period of approximately three years from the date of acquisition. LinkedIn accelerated the vesting of and settled in cash the stock options for non-continuing employees and recognized $22.4 million in stock-based compensation expense immediately. A portion of the consideration was placed in escrow to satisfy certain indemnification obligations of the former lynda.com stockholders as described in the Merger Agreement.
The following table presents the components of the preliminary purchase consideration transferred based on the closing price of $194.49 per share of LinkedIn's Class A common stock (in thousands):

Cash	$777,745
Class A common stock	695,028
Earned portion of the assumed stock options	11,181
Other consideration	2,758
Purchase consideration	$1,486,712

The acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on the fair value on the acquisition date. The fair value of assets acquired and liabilities assumed from the acquisition of lynda.com is based on a preliminary valuation and, as such, the Company's estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to income taxes and the valuation of certain receivables and contingent liabilities.
The results of operations of lynda.com are included in the consolidated financial statements from the date of acquisition. The Company has recognized $41.3 million and $58.8 million in revenue and net loss of $33.3 million and $70.0 million, related to its acquisition of lynda.com in the three and nine months ended September 30, 2015, respectively. The net loss related to lynda.com includes tax-effected one-time charges of approximately $19.4 million in the nine months ended September 30, 2015, and does not include expenses that have already been integrated with LinkedIn, such as certain operating expenses and payroll and employee benefits. The Company also recognized transaction costs of approximately $2.0 million, which is included in general and administrative expense in its condensed consolidated statements of operations for the nine months ended September 30, 2015. The following table presents the preliminary purchase price allocation recorded in the Company's consolidated balance sheets for lynda.com as of the acquisition date (in thousands):

		Preliminary estimated useful life
Cash	$136,109
Accounts receivable	9,215
Prepaid expenses	3,984
Other current assets	153
Property and equipment	16,239	3 years	(5)
Goodwill (1)	1,128,595
Definite-lived intangible assets:
Subscriber relationships - Enterprise	164,000	4 years
Subscriber relationships - Individual	57,000	2 years
Content (2)	98,000	3 years
Developed technology	39,000	2 years
Trade name	1,000	1 year
Other assets	367
Accounts payable	(8,622)
Accrued liabilities	(13,582)
Deferred revenue (3)	(46,994)
Deferred tax liabilities	(82,965)
Other long-term liabilities (3)	(14,787)
Total purchase price (4)	$1,486,712
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
Supplemental information on an unaudited pro forma basis, as if the acquisition of lynda.com had been consummated on January 1, 2014, is presented as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$787,046	$604,276	$2,205,918	$1,674,191
Net loss attributable to common stockholders	(35,935)	(26,290)	(167,947)	(87,308)
Net loss per share attributable to common stockholders - diluted	$(0.27)	$(0.21)	$(1.27)	$(0.69)

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
Other acquisitions
LinkedIn completed five other acquisitions during the nine months ended September 30, 2015 for a total purchase price of $39.7 million, which consisted of $34.0 million in cash and 22,898 shares of LinkedIn Class A common stock. These acquisitions have been accounted for as business combinations under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition dates. The results of operations of these acquisitions have been included in the consolidated financial statements from the date of each respective acquisition. The following table presents the purchase price allocations recorded in the Company's condensed consolidated balance sheets as of the acquisition dates (in thousands):

Other Acquisitions
Goodwill (1)	$23,633
Intangible assets (2)	12,331
Net tangible assets	3,740
Total purchase price (3)	$39,704
 _______________________

(1)
The goodwill represents the excess value of the purchase price over both tangible and intangible assets acquired. The goodwill in this transaction is primarily attributable to expected operational synergies, the assembled workforce, and the future development initiatives of the assembled workforce. None of the goodwill is expected to be deductible for tax purposes.

(2)
Identifiable definite-lived intangible assets were comprised of developed technology of $12.3 million with an estimated useful life of 2.0 years, which will be amortized on a straight-line basis over the estimated useful lives.

(3)	Subject to adjustment based on (i) purchase price adjustment provisions contained in the acquisition agreements and (ii) indemnification obligations of the acquired company stockholders.

Joint Venture
On November 3, 2013, the Company entered into an agreement to create LinkedIn CN Limited, a joint venture (“JV”) with Dragon Networking, an affiliate of China Broadband Capital, and SCCV IV Success HoldCo, Ltd., an affiliate of Sequoia Capital, (collectively, the “Partners”) to engage in the investment, organization, management and operation of a professional social network in the People’s Republic of China (“PRC”). In the fourth quarter of 2013, the Partners had contributed $5.0 million in cash in exchange for 7% of the outstanding equity interests in the form of preferred shares. In the second quarter of 2015, the Partners contributed an additional $20.0 million in cash in exchange for additional preferred shares ("Second Closing"). As a result, the Company and the Partners own approximately 65% and 25% of the outstanding equity interests in the JV, respectively, with the remaining 10% related to authorized stock options of the JV, as of September 30, 2015.
The preferred shares may be callable or puttable, generally at fair value, subject to a floor and cap, following the fifth anniversary of the Second Closing or at the occurrence of certain events.
The Company has determined it is the primary beneficiary of the JV due to the percentage ownership as well as the power to direct the activities that most significantly impact the JV's economic performance. Furthermore, the Company has the right to receive benefits and obligation to absorb losses from the entity. The liabilities of the JV are recourse solely to the JV’s assets.
The noncontrolling interest in the JV is classified outside of permanent equity in the Company’s consolidated balance sheet as of September 30, 2015, as the preferred shares include a put right available to the noncontrolling interest holders in the future. Net income attributable to common stockholders on the Company's condensed consolidated statements of operations includes the accretion of the RNCI to its redemption value.

4.	Cash and Investments
The following table presents cash, cash equivalents, and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
September 30, 2015:
Cash	$142,707	$—	$—	$142,707
Cash equivalents:
Money market funds	322,806	—	—	322,806
Commercial paper	60,543	8	—	60,551
US treasury securities	25,903	—	(1)	25,902
US agency securities	79,758	1	—	79,759
Marketable securities:
Commercial paper	49,737	25	—	49,762
Certificates of deposit	3,475	—	—	3,475
US treasury securities	807,106	277	(137)	807,246
US agency securities	687,361	269	(10)	687,620
Corporate debt securities	901,500	754	(745)	901,509
Municipal securities	7,980	15	—	7,995
Total cash, cash equivalents, and marketable securities	$3,088,876	$1,349	$(893)	$3,089,332
December 31, 2014:
Cash	$213,724	$—	$—	$213,724
Cash equivalents:
Money market funds	95,470	—	—	95,470
Commercial paper	54,340	4	—	54,344
US treasury securities	54,349	—	—	54,349
US agency securities	42,999	1	—	43,000
Marketable securities:
Commercial paper	122,345	33	(7)	122,371
Certificates of deposit	5,925	2	—	5,927
US treasury securities	1,234,870	64	(366)	1,234,568
US agency securities	881,843	393	(274)	881,962
Corporate debt securities	723,412	225	(932)	722,705
Municipal securities	14,893	4	(8)	14,889
Total cash, cash equivalents, and marketable securities	$3,444,170	$726	$(1,587)	$3,443,309

The following table presents available-for-sale investments by contractual maturity date (in thousands) as of September 30, 2015:

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$1,713,211	$1,713,414
Due after one year through three years	743,948	744,193
Total	$2,457,159	$2,457,607

5.	Derivative Instruments
The Company has global operations and transacts business in multiple currencies, which exposes it to foreign currency exchange rate risk. The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company’s program is not designated for trading or speculative purposes.

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

Cash Flow Hedges
Beginning in the first quarter of 2015, the Company uses foreign currency derivative contracts designated as cash flow hedges to hedge forecasted revenue transactions denominated in currencies other than the US dollar. The Company's cash flow hedges consist of forward and option contracts with maturities of 12 months or less.

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

As of September 30, 2015, the Company had outstanding cash flow hedges with a total notional amount of $296.2 million.

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

As of September 30, 2015 and December 31, 2014, the Company had outstanding balance sheet hedges with a total notional amount of $170.8 million and $190.1 million, respectively.

Fair Value of Foreign Currency Derivatives
The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

	September 30, 2015	December 31, 2014
Derivative assets:
Cash flow hedges	$9,337	$—
Balance sheet hedges	2,337	5,591
Total derivative assets	11,674	5,591
Derivative liabilities:
Cash flow hedges	69	—
Balance sheet hedges	1,380	149
Total derivative liabilities	1,449	149
Total fair value of derivative instruments	$10,225	$5,442

See Note 2, Fair Value Measurements, for additional information related to the fair value of the Company’s foreign currency derivative contracts.

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the activity of the Company’s cash flow hedges in AOCI in stockholders' equity for the period presented (1) (in thousands):

	December 31, 2014	Amount of gain recognized in other comprehensive income before tax effect (effective portion)	Amount of loss reclassified from AOCI before tax effect to net revenue (effective portion)	September 30, 2015
Cash flow hedges	$—	5,165	1,953	$7,118
__________
(1)    The Company did not have any cash flow hedges in the prior period.

The amount recognized in earnings related to the ineffective portion of the Company's cash flow hedges was insignificant for the quarter.

As of September 30, 2015, the Company estimates approximately $7.1 million of net derivative gains related to our cash flow hedges will be reclassified from AOCI into earnings within the next 12 months.

The following table presents the impact of the Company’s foreign currency derivative contracts on the condensed consolidated statement of operations for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2015	2014	2015	2014
Cash flow hedges	Net revenue	$(1,019)	$—	$(1,953)	$—
Cash flow hedges	Other expense, net (1)	(2,464)	—	(4,871)	—
Balance sheet hedges	Other expense, net	4,175	7,423	9,894	5,199
Total gain from foreign currency derivative contracts		$692	$7,423	$3,070	$5,199
____________

(1)	Balances relate to changes in fair value that are excluded from the Company's assessment of hedge effectiveness.

6.	Property and Equipment
The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	September 30, 2015	December 31, 2014
Land	$215,040	$179,232
Computer equipment	636,923	489,763
Software	52,552	47,157
Capitalized website, internal-use software, and production costs	204,984	131,182
Furniture and fixtures	84,281	64,180
Leasehold improvements	300,651	235,845
Building	15,376	—
Total	1,509,807	1,147,359
Less accumulated depreciation and amortization	(603,618)	(406,450)
Property and equipment, net	$906,189	$740,909

During the three months ended September 30, 2015, the Company purchased property for $36.5 million, of which $21.5 million was accounted for as a business combination in accordance with US GAAP. The Company allocated approximately $20.5 million to land and $1.0 million to leases currently in place.

7.	Goodwill and Other Intangible Assets
Goodwill
Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2014	$356,718
lynda.com acquisition	1,128,595
Other acquisitions	23,633
Goodwill—September 30, 2015	$1,508,946

Other Intangible Assets
The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (1)
September 30, 2015:
Developed technology	$164,948	$(73,426)	$91,522	1.6 years
Trade name	8,000	(6,850)	1,150	0.6 years
Patents	55,256	(8,833)	46,423	9.6 years
Customer and subscriber relationships	226,100	(28,379)	197,721	3.1 years
Content (2)	98,000	(18,375)	79,625	2.1 years
Other intangible assets	5,242	(3,633)	1,609	1.4 years
Total	$557,546	$(139,496)	$418,050	3.3 years
December 31, 2014:
Developed technology	$113,466	$(37,936)	$75,530	2.2 years
Trade name	7,000	(5,203)	1,797	1.0 year
Patents	53,256	(5,046)	48,210	10.3 years
Customer relationships	5,100	(1,161)	3,939	2.6 years
Other intangible assets	4,152	(2,353)	1,799	0.9 years
Total	$182,974	$(51,699)	$131,275	5.2 years
 __________________

(1)
The weighted-average remaining life of other intangible assets excludes the impact of $0.6 million and $0.4 million in indefinite-lived intangible assets, which consists of domain names, as of September 30, 2015 and December 31, 2014, respectively.

(2)
The amortization method for the content intangible asset is 50% the first year, 30% the second year, and 20% in the third year. The remaining definite-lived intangible assets are amortized using the straight-line method.

Amortization expense for the three months ended September 30, 2015 and 2014 was $46.5 million and $10.0 million, respectively, and $87.7 million and $22.0 million for the nine months ended September 30, 2015 and 2014, respectively. Estimated amortization expense of purchased intangible assets for future periods as of September 30, 2015 is as follows (in thousands):

Year Ending December 31,	Amortization expense
Remainder of 2015	$46,996
2016	169,113
2017	102,360
2018	53,605
2019	20,381
Thereafter	25,017
Total	$417,472

8.	Accrued Liabilities
The following table presents the detail of accrued liabilities as of the periods presented (in thousands):

	September 30, 2015	December 31, 2014
Accrued vacation and employee-related expenses	$134,579	$88,100
Accrued incentives	69,880	69,583
Accrued commissions	27,670	59,357
Accrued sales tax and value-added taxes	17,123	11,249
Other accrued expenses	47,542	31,900
Total	$296,794	$260,189

9.	Convertible Senior Notes
On November 12, 2014, the Company issued $1,322.5 million aggregate principal amount of convertible senior notes (the “Notes”). The total net proceeds from this offering were $1,305.3 million, after deducting the initial purchasers’ discount and debt issuance costs.
The Notes are governed by an indenture agreement between the Company, as the issuer, and US Bank National Association, as Trustee. The Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. The Notes mature on November 1, 2019, unless converted, and bear interest at a rate of 0.50% payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2015.
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
The Notes consisted of the following (in thousands):

September 30, 2015
Liability:
Principal	$1,322,500
Less: debt discount, net of amortization	(207,061)
Net carrying amount	$1,115,439

Equity	$236,752

The Company recognized interest expense on the Notes as follows (in thousands, except for percentage):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Contractual interest expense based on 0.50% per annum	$1,653	$4,978
Amortization of debt issuance costs	27	81
Amortization of debt discount	11,429	33,886
Total	$13,109	$38,945
Effective interest rate of the liability component	4.7%	4.7%
The total estimated fair value of the Notes as of September 30, 2015 was $1,304.7 million. The fair value was determined based on the closing trading price of the Notes as of the last day of trading for the period. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.
Based on the closing price of our Class A common stock of $190.13 on September 30, 2015, the if-converted value of the Notes was less than the principal amount.
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

Impact to Earnings per Share

The Notes will have no impact to diluted earnings per share until the average price of our Class A common stock during the reporting period exceeds the conversion price of $294.54 per share because the principal amount of the Notes is intended to be settled in cash upon conversion. Under the treasury stock method, in periods the Company reports net income, the Company is required to include the effect of additional shares that may be issued under the Notes when the price of the Company’s Class A common stock exceeds the conversion price. Under this method, the cumulative dilutive effect of the Notes would be approximately 1,026,000 shares if the average price of the Company’s Class A common stock is $381.82. However, upon conversion, there will be no economic dilution from the Notes, as exercise of the Note Hedges eliminates any dilution from the Notes that would have otherwise occurred when the price of the Company’s Class A common stock exceeds the conversion price. The Note Hedges are required to be excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.

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

10.	Other Income (Expense), Net
The following table presents the detail of other income (expense), net, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income	$2,798	$1,413	$6,800	$3,748
Interest expense (1)	(12,773)	—	(38,064)	—
Net loss on foreign exchange and foreign currency derivative contracts	(3,577)	(1,282)	(9,957)	(1,477)
Net realized gain (loss) on sales of marketable securities	(127)	26	34	96
Other non-operating income (expense), net	(80)	(5)	381	8
Total other income (expense), net	$(13,759)	$152	$(40,806)	$2,375
 __________________

(1)
The Company capitalized $0.3 million and $0.9 million of interest expense related to properties under construction for the three and nine months ended September 30, 2015, respectively. The Company did not capitalize interest expense in 2014.

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

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net loss per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$(35,673)	$(4,850)	$(3,711)	$(552)	$(132,368)	$(18,451)	$(16,221)	$(2,521)
Denominator:
Weighted-average common shares outstanding	115,071	15,645	107,448	15,979	112,483	15,679	105,761	16,436
Basic net loss per share attributable to common stockholders	$(0.31)	$(0.31)	$(0.03)	$(0.03)	$(1.18)	$(1.18)	$(0.15)	$(0.15)
Diluted net loss per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$(35,673)	$(4,850)	$(3,711)	$(552)	$(132,368)	$(18,451)	$(16,221)	$(2,521)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(4,850)	—	(552)	—	(18,451)	—	(2,521)	—
Allocation of undistributed earnings	$(40,523)	$(4,850)	$(4,263)	$(552)	$(150,819)	$(18,451)	$(18,742)	$(2,521)
Denominator:
Number of shares used in basic calculation	115,071	15,645	107,448	15,979	112,483	15,679	105,761	16,436
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	15,645	—	15,979	—	15,679	—	16,436	—
Number of shares used in diluted calculation	130,716	15,645	123,427	15,979	128,162	15,679	122,197	16,436
Diluted net loss per share attributable to common stockholders	$(0.31)	$(0.31)	$(0.03)	$(0.03)	$(1.18)	$(1.18)	$(0.15)	$(0.15)
The following weighted-average employee equity awards were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee stock options	2,833	3,857	2,870	4,395
RSUs and other equity	6,117	5,179	6,020	4,635
Total	8,950	9,036	8,890	9,030

12.	Commitments and Contingencies
Aggregate Future Lease Commitments
The Company leases its office facilities and data centers under operating lease agreements, the longest of which is expected to expire in 2029. The Company’s future minimum payments, which exclude operating expenses, under non-cancelable operating leases for office facilities and data centers having initial terms in excess of one year, and sublease income as of September 30, 2015 are as follows (in thousands):

Year Ending December 31,	Gross Operating Lease Commitments (1)	Sublease Income (2)	Net Operating Lease Commitments
Remainder of 2015	$32,819	$(3,947)	$28,872
2016	149,956	(18,197)	131,759
2017	155,041	(18,021)	137,020
2018	174,392	(18,208)	156,184
2019	177,461	(18,726)	158,735
Thereafter	1,183,665	(140,428)	1,043,237
Total minimum lease payments	$1,873,334	$(217,527)	$1,655,807
 __________________

(1)	In October 2015, the Company entered into a lease with a provider of data center space for total future minimum payments of $94.3 million over the next 11.0 years.

(2)	Primarily represents sublease income for several buildings the Company leases in Sunnyvale, California to be recognized over the next 12 years.
Legal Proceedings
The Company is subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material adverse effect on the business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, the Company's litigation costs can be significant. Other regulatory matters could result in fines and penalties being assessed against the Company, and it may become subject to mandatory periodic audits, which would likely increase its regulatory compliance costs. Adverse results of litigation or regulatory matters could also result in the Company being required to change its business practices, which could negatively impact its membership and revenue growth.
The Company records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company periodically evaluates developments in its legal matters that could affect the amounts that have been previously accrued, if any, and makes adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that the Company may be required to accrue for, it may be exposed to loss in excess of the amount accrued, and such amounts could be material.

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
Common Stock
As of September 30, 2015, the Company had 115,446,198 shares and 15,629,555 shares of Class A common stock and Class B common stock outstanding, respectively. As of December 31, 2014, the Company had 109,259,689 and 15,782,261 shares of Class A common stock and Class B common stock outstanding, respectively.
Stock Option Activity
A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

	Options Outstanding		Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted-Average Exercise Price
Outstanding—December 31, 2014	3,027,717	$69.53
Assumed options from acquisitions	178,763	29.92
Granted	236,326	263.00
Exercised	(647,150)	23.40
Canceled or expired	(13,269)	51.22
Outstanding—September 30, 2015	2,782,387	$94.24	6.08	$291,770
Options expected to vest as of September 30, 2015	2,682,781	$90.52	5.99	$289,415
Options exercisable as of September 30, 2015	1,916,339	$52.25	5.07	$268,962
Aggregate intrinsic value represents the difference between the Company's closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange (“NYSE”) as of September 30, 2015 was $190.13. The total intrinsic value of options exercised was approximately $19.3 million and $168.2 million for the three months ended September 30, 2015 and 2014, respectively, and $139.5 million and $350.3 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $67.5 million, which is expected to be recognized over the next 2.6 years.

RSU Activity
A summary of RSU activity for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested—December 31, 2014	5,140,627	$176.78
Granted	2,996,876	240.72
Vested	(1,643,432)	172.35
Canceled	(510,509)	187.83
Unvested—September 30, 2015	5,983,562	$209.08	$1,137,655
Expected to vest as of September 30, 2015	5,239,505		$996,187
The intrinsic value of RSUs released was approximately $116.3 million and $94.1 million in the three months ended September 30, 2015 and 2014, respectively, and $350.8 million and $225.7 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $1.0 billion, which is expected to be recognized over the next 2.8 years.
Restricted Stock
As of September 30, 2015, the total unrecognized compensation cost related to restricted stock was approximately $23.9 million, which is expected to be recognized over the next 0.9 years.
Stock-Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards to employees recognized in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$12,934	$7,336	$34,637	$20,003
Sales and marketing	26,609	15,334	69,367	41,441
Product development	58,419	40,014	168,236	110,722
General and administrative	28,912	20,226	103,234	53,341
Total stock-based compensation	126,874	82,910	375,474	225,507
Tax benefit from stock-based compensation	(39,308)	(23,490)	(105,891)	(63,429)
Total stock-based compensation, net of tax effect	$87,566	$59,420	$269,583	$162,078

The Company capitalized $8.6 million and $3.2 million for the three months ended September 30, 2015 and 2014, respectively, and $18.5 million and $9.4 million for the nine months ended September 30, 2015 and 2014, respectively, of stock-based compensation as website development and production costs.

14.	Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax, for the periods presented (in thousands):

	Unrealized Gains/Losses on Investments	Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
AOCI—June 30, 2015	$10	$(2,851)	$(36)	$(2,877)
Other comprehensive income before adjustments	520	8,059	153	8,732
Amounts reclassified from AOCI	(242)	1,019	—	777
Other comprehensive income	$278	$9,078	$153	$9,509
AOCI—September 30, 2015	$288	$6,227	$117	$6,632

	Unrealized Gains/Losses on Investments	Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
AOCI—December 31, 2014	$(149)	$—	$(49)	$(198)
Other comprehensive income before adjustments	593	4,274	166	5,033
Amounts reclassified from AOCI	(156)	1,953	—	1,797
Other comprehensive income	$437	$6,227	$166	$6,830
AOCI—September 30, 2015	$288	$6,227	$117	$6,632

	Unrealized Gains/Losses on Investments	Foreign Currency Translation Adjustments	Total
AOCI—June 30, 2014	$866	$(3)	$863
Other comprehensive income (loss) before adjustments	(239)	11	(228)
Amounts reclassified from AOCI	50	—	50
Other comprehensive income (loss)	$(189)	$11	$(178)
AOCI—September 30, 2014	$677	$8	$685

	Unrealized Gains/Losses on Investments	Foreign Currency Translation Adjustments	Total
AOCI—December 31, 2013	$317	$(3)	$314
Other comprehensive income before adjustments	255	11	266
Amounts reclassified from AOCI	105	—	105
Other comprehensive income	$360	$11	$371
AOCI—September 30, 2014	$677	$8	$685

The following table presents the impact of reclassification adjustments from AOCI on net loss for the periods presented (in thousands):

AOCI Components	Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Unrealized losses on cash flow hedges	Net revenue	$(1,019)	$—	$(1,953)	$—
Unrealized gains (losses) on investments	Other income (expense), net	242	(50)	156	(105)
Total amount reclassified from AOCI		$(777)	$(50)	$(1,797)	$(105)

15.	Income Taxes
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
On December 19, 2014, the President signed into law the Tax Increase Prevention Act of 2014 (the "2014 Act"). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2013. The 2014 Act extended the research credit for one year to December 31, 2014. As a result of the retroactive extension, the Company recognized a tax benefit of $15.1 million for qualifying amounts incurred in 2014. However, the federal research credit has not been extended for new research activities incurred after December 31, 2014, and as such, the Company will not have a similar tax benefit in 2015 unless new legislation is passed which will provide a credit for qualifying amounts generated in 2015.
The Company recorded income tax benefit of $10.4 million and $25.9 million for the three and nine months ended September 30, 2015, respectively, and income tax expense of $12.9 million and $42.8 million for the three and nine months ended September 30, 2014, respectively. The Company recognized a tax benefit in the three and nine months ended September 30, 2015 compared to the same periods last year primarily due to forecasted worldwide and US losses.
The Company is currently under audits in various jurisdictions. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Due to the potential resolution of uncertain tax positions in multiple tax periods and jurisdictions and the expiration of various statutes of limitations, it is reasonably possible that our gross unrecognized tax benefits related to these audits could be reduced (whether by payment, release, or a combination of both) between $2.1 million to $8.7 million within the next twelve months. The nature of the settlement or expiration of statutes of limitations may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate.
In October 2015, the Company executed a closing agreement with the IRS related to certain transfer pricing tax positions in years 2010 through 2012. This will result in additional tax payment of $0.2 million.
On July 27, 2015, in Altera Corp. v. Commissioner, the US Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the US Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any impact as of September 30, 2015. We will continue to monitor ongoing developments and potential impacts to our financial statements.

16.	Information About Revenue and Geographic Areas
Revenue by geography is generally based on the shipping address of the customer. The following tables present the Company’s revenue by product and geographic region for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue by product:
Talent Solutions
Hiring	$460,838	$344,568	$1,283,025	$958,389
Learning & Development	41,273	—	58,831	—
Total Talent Solutions	502,111	344,568	1,341,856	958,389
Marketing Solutions	139,549	109,231	398,778	301,771
Premium Subscriptions	137,935	114,466	388,383	315,175
Total	$779,595	$568,265	$2,129,017	$1,575,335

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue by geographic region:
United States	$484,300	$343,132	$1,318,089	$945,784
Other Americas (1)	43,505	36,538	121,475	103,969
Total Americas	527,805	379,670	1,439,564	1,049,753
EMEA (2)	187,286	139,702	512,620	392,503
APAC (3)	64,504	48,893	176,833	133,079
Total	$779,595	$568,265	$2,129,017	$1,575,335
 __________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)
No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.

17.	Subsequent Events
In October 2015, the Company entered into a lease with a provider of data center space for total future minimum payments of $94.3 million over the next 11.0 years.
In October 2015, the Compensation Committee of the Company's Board of Directors approved 574,837 RSUs for grant of Class A common stock under the 2011 Plan. The RSUs granted to newly hired employees generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting quarterly thereafter. The RSUs granted to existing employees generally vest quarterly over a four-year period.

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

Overview
We are the world’s largest professional network on the Internet with approximately 400 million members currently in over 200 countries and territories. We believe we are the most extensive, accurate and accessible network focused on professionals. We seek to create value for members by connecting them to the most important people, knowledge, and opportunities in their professional lives. Our members create the core of our platform, and we, in turn, provide members with applications and tools to help them more effectively manage their careers to achieve their full potential.
In the three and nine months ended September 30, 2015, we continued to experience growth in revenue as well as the number of members and member activity as compared to the same periods in 2014. With respect to our platform, we continue to increase the value we deliver to members and increase our network of registered members as we continue to invest in our core experience, especially focused on mobile, global expansion, content, and hiring. With respect to monetization, our net revenue was $779.6 million and $2,129.0 million for the three and nine months ended September 30, 2015, respectively, which represented an increase of 37% and 35%, respectively, compared to the same periods in 2014. Our future growth will depend, in part, on our ability to continue to increase our member base and create value for our members on both mobile and desktop devices, as well as continuing to expand our product offerings and international presence, which we believe will result in increased sales of our Talent Solutions, Marketing Solutions, and Premium Subscriptions to new and existing customers. As our net revenue increases, we expect our growth rate related to net revenue will continue to decrease over time. Also, given the large scale and critical mass of our network, we believe member and engagement growth, as measured by our key metrics, will decelerate over time and that this may impact the growth of portions of our business.
On May 14, 2015, we completed our acquisition of lynda.com, Inc. ("lynda.com"), a Carpinteria, California-based privately held online learning company that offers an extensive, high quality library of professional training videos and courses. We believe that the acquisition of lynda.com positions us to be able to further expand on our long-term content strategy, and to realize our vision of building the world's first economic graph. The total purchase price for all of the outstanding equity interests of lynda.com consists of approximately $1.5 billion, subject to adjustment, in combination of approximately 52% in cash and approximately 48% in our Class A common stock.
In 2015, our philosophy is to continue to invest for long-term growth with particular focus on the following:

•
Talent. We expect to continue expanding our workforce, specifically related to our product development team and field sales organization. This will result in an increase in headcount-related expenses, including stock-based compensation expense and capital expenditures related to facilities. As of September 30, 2015, we had 9,273 employees, which represented an increase of 44% compared to the same period last year. Excluding the employees from our acquisition of lynda.com, we would have had 8,698 employees, which represents an increase of 35% compared to the same period last year.

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

In addition, we expect to continue to invest in mobile across our product lines. Mobile is the fastest growing channel for member engagement, growing at twice the rate of overall site traffic with mobile unique visiting members representing 55% of unique visiting members in third quarter of 2015.

•	Monetization. We expect to continue to aggressively expand our field sales organization to market our solutions both in the United States and internationally.
As a result of our investment philosophy, we expect to be in an operating loss on a consolidated basis under United States generally accepted accounting principles (“US GAAP”).

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

The following table presents the number of registered members as of the periods presented by geographic region:

	September 30,
	2015		2014		% Change
	(in thousands)
Members by geographic region:
United States	122,295	31%	108,110	33%	13%
Other Americas (1)	67,763	17%	57,269	17%	18%
Total Americas	190,058	48%	165,379	50%	15%
EMEA (2)	127,410	32%	105,043	32%	21%
APAC (3)	78,786	20%	61,095	18%	29%
Total number of registered members (4)	396,254	100%	331,517	100%	20%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

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

The following table presents the average monthly number of unique visiting members during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Unique visiting members (1), (3)	100,086	89,784	11%	98,080	85,368	15%
Mobile unique visiting members (2), (3)	55,162	42,458	30%	51,512	38,385	34%
 ______________________

(1)	Members who have visited LinkedIn.com on desktop and/or have visited selected mobile applications offered by LinkedIn.com on their mobile devices.

(2)	Members who have visited selected mobile applications offered by LinkedIn.com on their mobile devices.

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

•
Member Page Views. We define page views as the total number of page views members view during the measurement period on LinkedIn.com for desktop and on selected mobile applications offered by LinkedIn.com for mobile devices. Similar to unique visiting members, we believe member page views is an indicator for gaining insight into whether our members are deriving increased value from our solutions. However, as overall site traffic is increasingly coming from mobile, we expect this metric to become less meaningful over time, as a well-designed mobile application reduces the number of clicks and pages a user touches in order to create a high quality mobile experience. For example, member page views may be adversely impacted by the launch of our new mobile flagship app expected in the fourth quarter of 2015, which will streamline the product by decreasing the number of page views necessary to navigate the app. Specifically, more intuitive tabbed browsing replaces a dedicated navigation page, which creates more seamless interaction. Additionally, member page views may not capture all of the value that our members and other users derive from our solutions because part of the benefit of certain products and features is that the member does not need to visit our website to receive value from our platform. For example, members can respond to InMails they receive from other members without accessing their LinkedIn account or our website.

The following table presents the number of member page views during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in millions)			(in millions)
Member page views (1), (2)	37,619	28,220	33%	106,239	79,578	34%
 ______________________

(1)	These metrics include member page views on LinkedIn.com for desktop and selected mobile applications offered by LinkedIn for mobile devices.

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

•
Number of LinkedIn Corporate Solutions Customers. We define the number of LinkedIn Corporate Solutions ("LCS") customers as the number of enterprises and professional organizations that we have under active contracts for our LCS products as of the date of measurement. Our LCS products include LinkedIn Recruiter, Job Slots, LinkedIn Recruitment Media, and LinkedIn Career Pages, which are part of Hiring within Talent Solutions. LCS products do not include LinkedIn Jobs or Subscriptions. LCS customers have historically purchased through our field sales channel, which represents approximately 75% of Talent Solutions revenue. We believe the number of LCS customers is an indicator of our market penetration in the online recruiting market and the value that our products bring to both large and small enterprises and professional organizations.

The following table presents the number of LCS customers as of the periods presented:

	September 30,
	2015	2014	% Change

LCS customers	39,726	30,314	31%

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

The following table presents our net revenue by field and online sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	($ in thousands)
Field sales	$479,547	62%	$341,691	60%	$1,313,274	62%	$935,937	59%
Online sales	300,048	38%	226,574	40%	815,743	38%	639,398	41%
Net revenue	$779,595	100%	$568,265	100%	$2,129,017	100%	$1,575,335	100%
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we disclose adjusted EBITDA, a non-GAAP financial measure. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable US GAAP financial measure.
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
Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other US GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(40,011)	$(4,162)	$(149,950)	$(18,415)
Provision (benefit) for income taxes	(10,429)	12,917	(25,905)	42,751
Other (income) expense, net	13,759	(152)	40,806	(2,375)
Depreciation and amortization	117,901	59,782	290,877	165,828
Stock-based compensation	126,874	82,910	375,474	225,507
Adjusted EBITDA	$208,094	$151,295	$531,302	$413,296

Results of Operations
The following tables set forth our results of operations for the periods presented as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(as a percentage of net revenue)
Condensed Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14	13	14	13
Sales and marketing	34	35	36	35
Product development	26	24	26	24
General and administrative	15	16	17	16
Depreciation and amortization	15	11	14	11
Total costs and expenses	105	98	106	99
Income (loss) from operations	(5)	2	(6)	1
Other income (expense), net:
Interest income	—	—	—	—
Interest expense	(2)	—	(2)	—
Other, net	—	—	—	—
Other income (expense), net	(2)	—	(2)	—
Income (loss) before income taxes	(6)	2	(8)	2
Provision (benefit) for income taxes	(1)	2	(1)	3
Net loss	(5)	(1)	(7)	(1)
Accretion of redeemable noncontrolling interest	—	—	—	—
Net loss attributable to common stockholders	(5)%	(1)%	(7)%	(1)%
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
Marketing Solutions. Revenue from Marketing Solutions is earned from advertisements (consisting of content-based, graphic display, and text link) shown primarily on LinkedIn.com and our mobile applications based on either a cost per click or cost per advertisement model, with the mix shifting increasingly to cost per click. Revenue from Internet advertising is recognized as the online advertisements are displayed on Linkedin.com and our mobile applications. As a result of our 2014 acquisition of Bizo, and the re-launch of our marketing solutions product suite, we now sell and recognize a portion of revenue from off-network advertising. The typical duration of our advertising contracts is approximately two months.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Net revenue by product:
Talent Solutions
Hiring	$460,838	$344,568	34%	$1,283,025	$958,389	34%
Learning & Development	41,273	—	n/a	58,831	—	n/a
Total Talent Solutions	502,111	344,568	46%	1,341,856	958,389	40%
Marketing Solutions	139,549	109,231	28%	398,778	301,771	32%
Premium Subscriptions	137,935	114,466	21%	388,383	315,175	23%
Total	$779,595	$568,265	37%	$2,129,017	$1,575,335	35%
Percentage of net revenue by product: (1)
Talent Solutions
Hiring	59%	61%		60%	61%
Learning & Development	5%	—%		3%	—%
Total Talent Solutions	64%	61%		63%	61%
Marketing Solutions	18%	19%		19%	19%
Premium Subscriptions	18%	20%		18%	20%
Total	100%	100%		100%	100%
  ______________________
(1)     Certain items may not total due to rounding.
Total net revenue increased $211.3 million and $553.7 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods last year.
Net revenue from our Talent Solutions increased $157.5 million and $383.5 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods last year. The increases in Hiring were driven by increased spending by existing customers as well as generating business from new customers, as evidenced by the 31% increase in the number of LCS customers as of September 30, 2015 compared to the same period last year. Learning & Development consists of revenue from our recent acquisition of lynda.com.
Net revenue from our Marketing Solutions increased $30.3 million and $97.0 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods last year. The increase was primarily due to Sponsored Updates from our field sales and self-service channels, and to a lesser extent, revenue from Bizo and re-launch of our marketing solutions product suite, partially offset by weakness in our display advertising products. Sponsored content represented approximately 50% of Marketing Solutions revenue in the three and nine months ended September 30, 2015, respectively, and we expect it to continue to represent a larger percentage of Marketing Solutions revenue as we continue to gain traction in our shift to content marketing and we continue to see weakness in our display advertising products.
Net revenue from our Premium Subscriptions increased $23.5 million and $73.2 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods last year primarily due to the increase in revenue from our Sales Solutions products, which includes Sales Navigator. Our Sales Solutions products continue to grow at a faster rate than our other Premium Subscription products as well as continue to represent a larger percentage of total Premium Subscriptions revenue. Sales Solutions represented approximately 35% of Premium Subscriptions revenue in the three and nine months ended September 30, 2015.
The following table presents our net revenue by geographic region:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Net revenue by geographic region:
United States	$484,300	$343,132	41%	$1,318,089	$945,784	39%
Other Americas	43,505	36,538	19%	121,475	103,969	17%
Total Americas	527,805	379,670	39%	1,439,564	1,049,753	37%
EMEA	187,286	139,702	34%	512,620	392,503	31%
APAC	64,504	48,893	32%	176,833	133,079	33%
Total	$779,595	$568,265	37%	$2,129,017	$1,575,335	35%

United States revenue increased $141.2 million and $372.3 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods last year. International revenue increased $70.2 million and $181.4 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods last year. International revenue represented 38% of total revenue in the three and nine months ended September 30, 2015, and 40% of total revenue in the three and nine months ended September 30, 2014. The increase in international revenue is due to the expansion of our sales, technical and support operations in international locations and growth in our international member base due to developing our brand across various international geographies. We expect international revenue to increase on an absolute basis and to remain relatively flat as a percentage of total revenue in 2015 as we continue to expand our sales force in key international markets where member engagement supports business efforts at scale.

The following table presents our net revenue by geography, by product:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Net revenue by geography, by product:
United States
Talent Solutions	$309,935	$208,635	49%	$828,459	$586,890	41%
Marketing Solutions	93,362	68,767	36%	262,535	177,188	48%
Premium Subscriptions	81,003	65,730	23%	227,095	181,706	25%
Total United States revenue	$484,300	$343,132	41%	$1,318,089	$945,784	39%
International
Talent Solutions	$192,176	$135,933	41%	$513,397	$371,499	38%
Marketing Solutions	46,187	40,464	14%	136,243	124,583	9%
Premium Subscriptions	56,932	48,736	17%	161,288	133,469	21%
Total International revenue	$295,295	$225,133	31%	$810,928	$629,551	29%

Total	$779,595	$568,265	37%	$2,129,017	$1,575,335	35%
Cost of Revenue
Our cost of revenue primarily consists of salaries, benefits and stock-based compensation for our production operations, customer support, infrastructure and advertising operations teams and web hosting costs related to operating our website. Credit card processing fees, sales taxes, allocated facilities costs and other supporting overhead costs are also included in cost of revenue. We also expect higher expenses from off-network advertising associated with Marketing Solutions products in 2015 in connection with our acquisition of Bizo, Inc. and the relaunch of our marketing solutions product suite. And, beginning in the second quarter of 2015, we incur production related costs, including author royalty expenses, in connection with our acquisition of lynda.com. Authors of published courses are paid a royalty based on usage of their course, which represents the number of times the courses are viewed. Consistent with our investment philosophy for 2015, we expect cost of revenue to increase on an absolute basis and remain flat as a percentage of revenue.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$111,368	$74,904	49%	$299,860	$206,895	45%
Percentage of net revenue	14%	13%		14%	13%
Headcount (at period end)	1,411	953	48%	1,411	953	48%
Cost of revenue increased $36.5 million and $93.0 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods last year. The increases during the same periods were primarily attributable to $20.2 million and $51.0 million in headcount related expenses as we continue to hire to support the growth of our business, $9.3 million and $26.6 million in other direct costs (primarily consisting of credit card processing fees), and $1.4 million and $5.8 million in facilities and related costs, respectively.

Sales and Marketing
Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising, public relations costs, and commissions paid to agencies, as well as allocated facilities and other supporting overhead costs. We plan to continue to invest heavily in sales and marketing to expand our global footprint, grow our current customer accounts and continue building brand awareness. Consistent with our investment philosophy for 2015, we expect sales and marketing expenses to increase on an absolute basis and remain flat as a percentage of revenue.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Sales and marketing	$265,454	$199,168	33%	$756,361	$550,184	37%
Percentage of net revenue	34%	35%		36%	35%
Headcount (at period end)	4,162	2,773	50%	4,162	2,773	50%
Sales and marketing expenses increased $66.3 million and $206.2 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods last year. The increases during the same periods were primarily attributable to $56.1 million and $170.8 million in headcount related expenses as we continue to expand our field sales organization globally. We also experienced an increase of $5.3 million and $11.6 million in marketing related expenses and $2.3 million and $12.5 million in facilities and related costs, and $1.8 million and $6.5 million in consulting services, respectively.
Product Development
Our product development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers and developers. In addition, product development expenses include outside services and consulting, as well as allocated facilities and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to achieving our strategic objectives. Consistent with our investment philosophy for 2015, we expect to continue to invest heavily in product development; therefore, we expect product development expense to increase on an absolute basis and remain flat as a percentage of revenue.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Product development	$202,682	$136,542	48%	$558,395	$385,895	45%
Percentage of net revenue	26%	24%		26%	24%
Headcount (at period end)	2,389	1,722	39%	2,389	1,722	39%
Product development expenses increased $66.1 million and $172.5 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods last year. The increases during the same periods were primarily attributable to $58.0 million and $155.0 million in headcount related expenses as a result of our focus on developing new features and products that create value for our members, $4.6 million and $7.8 million in consulting services, and $1.9 million and $6.4 million in facilities and related costs, respectively.

General and Administrative
Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs not allocated to other departments. Consistent with our investment philosophy for 2015, we expect general and administrative expenses to increase on an absolute basis and remain relatively flat percentage of revenue.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
General and administrative	$118,871	$89,266	33%	$358,573	$244,572	47%
Percentage of net revenue	15%	16%		17%	16%
Headcount (at period end)	1,311	994	32%	1,311	994	32%
General and administrative expenses increased $29.6 million and $114.0 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods last year. The increases during the same periods were primarily attributable to $26.3 million and $101.6 million in headcount related expenses to support our overall growth, of which, $29.1 million was related to one-time charges in connection with our acquisition of lynda.com. We also experienced an increase of $1.5 million and $6.3 million in legal and consulting services and $1.1 million and $4.8 million in facilities and related costs, respectively.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized software development costs and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis, but remain flat as percentage of revenue as we continue to expand our technology and facilities infrastructure.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Depreciation and amortization	$117,901	$59,782	97%	$290,877	$165,828	75%
Percentage of net revenue	15%	11%		14%	11%
Depreciation and amortization expenses increased $58.1 million and $125.0 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods last year. The increase in depreciation expense of $21.6 million and $59.4 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods last year was the result of the build out of our data centers, increases in leasehold improvements as we lease additional facilities to accommodate our headcount growth, and increases in capitalized website and internal-use software. The increase in amortization expense of $36.5 million and $65.7 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods last year was primarily the result of amortization of intangible assets from our recent acquisition of lynda.com.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)
Interest income	$2,798	$1,413	$6,800	$3,748
Interest expense	(12,773)	—	(38,064)	—
Net loss on foreign exchange and foreign currency derivative contracts	(3,577)	(1,282)	(9,957)	(1,477)
Net realized gain (loss) on sales of marketable securities	(127)	26	34	96
Other non-operating income (expense), net	(80)	(5)	381	8
Total other income (expense), net	$(13,759)	$152	$(40,806)	$2,375
Other income (expense), net decreased in the three and nine months ended September 30, 2015 compared to the same periods last year primarily due to interest expense related to our Notes and the increase of foreign exchange losses as a result of changes in time value of foreign currency option contracts and the strengthening US dollar.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. We expect to be in an operating loss on a consolidated basis under US GAAP in 2015.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Provision (benefit) for income taxes	$(10,429)	$12,917	(181)%	$(25,905)	$42,751	(161)%
We recognized a tax benefit in the three and nine months ended September 30, 2015 compared to the same periods last year primarily due to the decrease in forecasted US profit before taxes. Foreign losses decreased during the three and nine months ended September 30, 2015 compared to the same periods last year primarily due to lower international research and development expenses. International research and development expenses include costs charged to foreign jurisdictions by LinkedIn Corporation.

Liquidity and Capital Resources
As of September 30, 2015, we had cash and cash equivalents of $631.7 million and marketable securities of $2,457.6 million. Our cash equivalents and marketable securities are comprised primarily of US treasury securities, US agency securities, corporate debt securities, commercial paper and money market funds. As of September 30, 2015, the amount of cash and cash equivalents held by foreign subsidiaries was $185.5 million. If these funds are needed for our domestic operations, we would be required to accrue and pay United States taxes to repatriate these funds to the extent these funds exceed amounts owed to the United States parent entity. However, our intent is to permanently reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries. However, we believe the income tax liability would be insignificant if these earnings were to be repatriated.
On May 14, 2015, we completed our acquisition of lynda.com, a Carpinteria, California-based privately held online learning company that offers an extensive, high quality library of professional training videos and courses. The acquisition of lynda.com positions us to be able to further expand on our long-term content strategy, and to realize our vision of building the world's first economic graph. The total purchase price for all of the outstanding equity interests of lynda.com consists of approximately $1.5 billion, subject to adjustment, in combination of approximately 52% in cash and approximately 48% in our Class A common stock.
We believe that our existing cash and cash equivalents and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Free Cash Flow
To provide investors with additional information regarding our financial results, we disclose free cash flow, a non-GAAP financial measure. The following table presents a reconciliation of free cash flows to cash flows provided by operating activities, the most directly comparable US GAAP financial measure.
We define free cash flow as cash provided by operating activities less cash flows from purchases of property and equipment. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available for operational expenses and for long-term investments, including payments for acquisitions and intangible assets. Because of its limitations, you should consider free cash flow alongside other financial performance measures, including net loss attributable to common stockholders, operating loss, cash flow provided by operating activities, or any other measure of financial performance or liquidity presented in accordance with US GAAP.

	September 30, 2015	December 31, 2014
	(in thousands)
Condensed Consolidated Balance Sheet Data:
Cash and cash equivalents	$631,725	$460,887
Marketable securities	$2,457,607	$2,982,422
Convertible senior notes, net	$1,115,439	$1,081,553

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$630,369	$438,520
Cash flows used in investing activities	(484,788)	(800,633)
Cash flows provided by financing activities	31,358	88,739
Effect of exchange rate changes on cash and cash equivalents	(6,101)	(2,878)
Change in cash and cash equivalents	$170,838	$(276,252)

Reconciliation of Free Cash Flow:
Cash flows provided by operating activities	$630,369	$438,520
Purchases of property and equipment	(329,236)	(306,022)
Free cash flow	$301,133	$132,498
Operating Activities
Operating activities provided $630.4 million of cash in the nine months ended September 30, 2015. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with an increase in accounts payable and other liabilities of $67.2 million and an increase in deferred revenue of $55.7 million, which is partially offset by an increase in prepaid expenses and other assets of $46.2 million and a decrease in income taxes, net of $32.9 million. The increase in our deferred revenue was primarily due to increases in transaction volumes in the nine months ended September 30, 2015. We had a net loss in the nine months ended September 30, 2015 of $150.0 million, which included non-cash stock-based compensation of $375.5 million and non-cash depreciation and amortization of $290.9 million.
Operating activities provided $438.5 million of cash in the nine months ended September 30, 2014. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $70.6 million and accounts payable and other liabilities increasing $60.3 million, partially offset by an increase in accounts receivable of $34.6 million, and an increase in excess tax benefit from stock-based compensation of $47.7 million, which is reclassified as a financing activity. The increase in our deferred revenue was primarily due to increases in transaction volumes in the nine months ended September 30, 2014. We had a net loss in the nine months ended September 30, 2014 of $18.4 million, which included non-cash stock-based compensation of $225.5 million and non-cash depreciation and amortization of $165.8 million.
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
In the nine months ended September 30, 2015, we had payments for intangible assets and acquisitions, net of cash acquired of $674.9 million, net purchases, sales, and maturities of investments of $512.1 million and purchases of property and equipment of $329.2 million. In the nine months ended September 30, 2014, we had net purchases of investments of $218.6 million and purchases of property and equipment of $306.0 million and payments for intangible assets and acquisitions, net of cash acquired of $250.8 million.

Financing Activities
In the nine months ended September 30, 2015, and 2014, our financing activities consisted primarily of net proceeds from the issuance of common stock from employee stock option exercises and stock purchase plan, as well as the excess tax benefit from stock-based compensation. Additionally, in the nine months ended September 30, 2015, we had repurchases of equity awards of $22.7 million, partially offset by proceeds from our issuance of preferred shares in our joint venture of $20.0 million.

Off Balance Sheet Arrangements
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties primarily for facility leases. As of September 30, 2015, we had financial guarantees of $46.7 million that were not recorded on our consolidated balance sheet that consisted of standby letters of credit and bank guarantees.

Contractual Obligations
Our principal obligations consist of our operating leases and 0.50% convertible senior notes. Our headquarters is located in Mountain View, California under a lease that expires in 2023. We also lease office space in locations throughout the United States and internationally, some of which is currently under construction. In addition, we have data centers in the United States and Singapore pursuant to various lease agreements. We have several significant long-term purchase obligations outstanding with third parties. We do not have any significant capital lease obligations. As of September 30, 2015, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations (1), (2)	$1,873,334	$144,368	$323,669	$351,555	$1,053,742
0.50% convertible senior notes (3)	1,352,257	6,613	13,225	1,332,419	—
Purchase obligations	57,229	37,188	20,041	—	—
______________________

(1)
Represents gross operating lease obligations, excluding sublease income of $217.5 million to be recognized over the next 12 years, which primarily relates to sublease income for several buildings we lease in Sunnyvale, California.

(2)	In October 2015, the Company entered into a lease with a provider of data center space for total future minimum payments of $94.3 million over the next 11.0 years.

(3)	Represents the aggregate principal amount and related interest on our convertible senior notes. See Note 9, Convertible Senior Notes, for additional information.

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

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
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
Interest Rate Fluctuation Risk
We had cash, cash equivalents, and marketable securities of $3,089.3 million and $3,443.3 million as of September 30, 2015 and December 31, 2014, respectively. This amount was invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents, and marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At September 30, 2015, the weighted-average duration of our investment portfolio was less than one year.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of September 30, 2015, a hypothetical increase in interest rates of 1% (100 basis points) would have resulted in a decrease in the fair value of our fixed-income portfolio of approximately $16.5 million.

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
Cash Flow Hedges
We use foreign currency derivative contracts designated as cash flow hedges to hedge forecasted revenue transactions denominated in currencies other than the US dollar. Our cash flow hedges are carried at fair value with gains or losses initially recorded as a component of accumulated other comprehensive loss in stockholders’ equity and subsequently reclassified into revenue when the underlying hedged revenue is recognized.
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
As of September 30, 2015, we had total outstanding foreign currency derivative contracts with a total notional amount of $467.0 million. If overall foreign currency exchange rates appreciated uniformly by 5% against the United States Dollar, our foreign currency derivative contracts outstanding as of September 30, 2015 would experience a loss of approximately $13.8 million.
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
We do not have economic interest rate exposure related to the Notes, as they have a fixed annual interest rate of 0.50%. We do, however, have interest rate risk because the fair value of our Notes will generally increase when interest rates fall and decrease when interest rates rise. Additionally, the fair value of our Notes may be impacted by the price of our Class A common stock. As of September 30, 2015, the estimated fair value of our Notes was $1,304.7 million based on the closing trading price of the Notes as of the last day of trading for the period. See Note 9, Convertible Senior Notes, of the Notes of the Condensed Consolidated Financial Statements under Item 1 for additional information on the Notes, including the carrying value of the Notes.
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

Part II. Other Information

Item 1. Legal Proceedings

We are subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, our litigation costs can be significant. Other regulatory matters could result in fines and penalties being assessed against us, and we may become subject to mandatory periodic audits, which would likely increase our regulatory compliance costs. Adverse results of litigation or regulatory matters could also result in us being required to change our business practices, which could negatively impact our membership and revenue growth.
We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Periodically, we evaluate developments in our legal matters that could affect the amounts that have been previously accrued, if any, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and our judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that we may be required to accrue for, we may be exposed to loss in excess of the amount accrued, and such amounts could be material.

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
Our systems are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks and similar events. Our US corporate offices and certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area and Southern California, both regions known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services.

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
The number of people who access online services through mobile devices, such as smart phones, handheld tablets and mobile telephones, as opposed to personal computers, has increased dramatically in the past few years and is projected to continue to increase. If the mobile solutions we have developed do not meet the needs of prospective members, current members or customers, they may not sign up or reduce their usage of our platform and our business could suffer. Additionally, we are dependent on the interoperability of LinkedIn with popular mobile operating systems, networks and standards that we do not control, such as Android and iOS operating systems, and any changes in such systems and terms of service that degrade our solutions’ functionality, give preferential treatment to competitive products or prevent our ability to promote advertising could adversely affect traffic and monetization on mobile devices. We may not be successful in maintaining and developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work, or be easily accessible or viewable on these devices as a result. Some manufacturers may also elect not to include our products on their devices, or we may have difficulty preparing or loading our applications in app stores. As new devices and platforms are continually being released, it is difficult to predict the challenges we may encounter in developing versions of our solutions for use on these alternative devices, and we are devoting significant resources to the support and maintenance of such devices.
Growth in access to LinkedIn’s services through mobile devices as a substitute for access on personal computers may negatively affect our revenue and financial results.
Our members are increasingly accessing LinkedIn on mobile devices. While many of our members who use our online services on mobile devices also access LinkedIn through personal computers, we have seen substantial growth in mobile usage. We are devoting valuable resources to solutions related to monetization of mobile usage, and cannot assure you that these solutions will be successful. Our members are increasingly using mobile devices as a substitute for access to our online services as opposed to personal computers, and if we are unable to successfully implement monetization strategies for our solutions on mobile devices, or these strategies are not as successful as our offerings for personal computers, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected.
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
Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to members, customers or other third parties, our data disclosure and consent obligations, or our privacy or security-related legal obligations, or any compromise of security that results in the unauthorized disclosure, transfer or use of personal or other information, which may include personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements critical of us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws, our policies or other privacy or security-related obligations, such violations may also put our members’ information at risk and could in turn have an adverse effect on our business. Governmental agencies may also request or take member or customer data for national security or informational purposes, and also can make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business.

In addition, the EU-US Safe Harbor program (“Safe Harbor”), which provided a valid legal basis for transfers of personal data from Europe to the United States, was recently held to be invalid, which has a significant impact on the transfer of data from the European Union to US companies, including us. While we have other legally recognized mechanisms in place that currently allow for the transfer of EU member and customer and employee information to the United States, it is possible that these mechanisms may also be challenged or evolve to include new legal requirements that could have an impact on how we move data from the European Union to LinkedIn entities outside the European Union. There is no guarantee that a new Safe Harbor mechanism will be agreed upon by the United States and the European Union. Any new Safe Harbor could include significant data transfer restrictions that could impact our business or result in substantial expense to implement. In response to these regulatory changes, we may have to require some of our vendors who process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our members and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by individual EU Data Protection Authorities or lawsuits by private parties, member engagement could decline and our business could be negatively impacted.
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
In addition, government agencies and regulators have reviewed, are reviewing and will continue to review, the personal data practices of online media companies including our privacy and security policies and practices. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online social media companies. These reviews can and have resulted in changes to our products and policies, and could result in additional changes in the future. If we are unable to comply with any such reviews or decrees that result in recommendations or binding changes, or if the recommended changes result in degradation of our products, our business could be harmed.
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

Our business is subject to a variety of US and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.
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

These investments may not result in increased revenue or business growth, or increased network growth or member value, and will increase our expenses. Even if our revenue continues to increase, we expect that due to increased expenses, in particular, stock-based compensation, depreciation and amortization and provision for income taxes, we may incur a GAAP loss during future periods including the fourth quarter of 2015. If we fail to continue to grow our revenue and overall business, our operating results and business would be harmed.

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
We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of September 30, 2015, approximately 38% of our employees had been with us for less than one year and approximately 60% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. We intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other Internet and high-growth companies, which include both publicly traded and privately-held companies. As we have transitioned from a private company to a public company, this competition has become even more acute in assessing appropriate compensation packages, particularly, determining the mix of cash and equity compensation. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating employees and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have significantly expanded our operating lease and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.
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
We have offices around the world and our websites and mobile applications are available in numerous languages. For the three and nine months ended September 30, 2015, international revenue represented 38% of our total revenue. We expect to continue to expand our international operations in the future, particularly in emerging markets, by opening offices in different countries and expanding our offerings in new languages. However, we have limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally including in emerging markets, requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. International expansion has required and will continue to require us to invest significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

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

•
compliance with applicable foreign laws and regulations, which may change or conflict with each other, require us to take on additional compliance obligations and practices as well as the potential risk of penalties to individual members of management if our practices are deemed to be out of compliance;

•	longer payment cycles in some countries;

•	credit risk and higher levels of payment fraud;

•	stringent local labor laws and regulations;

•	laws and regulations that favor local competitors or prohibit or limit foreign ownership of businesses;

•	legal regimes where the application of laws and regulations is subject to greater uncertainty, as well as higher risk of corruption, fraud and unethical business practices;

•	compliance with anti-bribery laws including, without limitation, compliance with the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•	implementing and maintaining effective internal processes and controls;

•	compliance with various economic and trade sanctions regulations which restrict certain conduct of business;

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	foreign exchange controls that might require significant lead time in setting up operations and bank accounts before monetizing our operations in certain geographic territories;

•	political or social unrest, or, economic instability in some countries;

•	pressure on the creditworthiness of sovereign nations or liquidity;

•	laws and proposed legislation relating to data localization in various countries, which may restrict our ability to do business in new and existing markets;

•	double taxation of our non-US earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and

•	higher costs of doing business internationally.

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
We have developed a strong and trusted brand that we believe has contributed significantly to the success of our member network and business. Our brand is predicated on the idea that individual professionals will trust us and find immense value in building and maintaining their professional identities and reputations on our platform, as well as investing in their professional learning and knowledge. Maintaining, protecting and enhancing the “LinkedIn” and related brands is critical to expanding our base of members, enterprises, advertisers, corporate customers and other partners, and increasing their engagement with our services, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide valuable and high-quality solutions, which we may not do successfully. Despite our efforts to protect our brand and prevent its misuse, if others misuse our brand or pass themselves off as being endorsed or affiliated with us, it could harm our reputation and our business could suffer. If our members or potential members determine that they can use other platforms, such as social networks, for the same purposes as or as a replacement for our network, or if they choose to blend their professional and social networking activities, our brand and our business could be harmed. Our members or customers could find that new products or features that we introduce are difficult to use or may feel that they degrade their experience with online service offered by LinkedIn, which could harm our reputation for delivering high-quality products. Our brand is also important in attracting and maintaining high performing employees. If we do not successfully maintain a strong and trusted brand, our business could be harmed.
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
We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases, domain names and patents as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States. We also have a practice of entering into confidentiality and invention assignment agreements with our employees and contractors, and often enter into confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. In addition, from time to time we make our intellectual property rights available to others under license agreements. However, these contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation of our proprietary information, infringement of our intellectual property rights or deter independent development of similar or competing technologies by others and may not provide an adequate remedy in the event of such misappropriation or infringement.
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
Litigation may be necessary to enforce our intellectual property rights, protect our proprietary rights or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. We may also incur significant costs in enforcing our trademarks against those who attempt to imitate our “LinkedIn” brand and other valuable trademarks and service marks.
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
We are party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We are currently facing, or may face in the future, allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection, the Fair Credit Reporting Act and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we are facing or may face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, our litigation costs can be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and features or require us to stop offering certain features, all of which could negatively impact our membership and revenue growth. Additionally, we are subject to mandatory periodic audits, which would likely increase our regulatory compliance costs, and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.
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

The effectiveness of our Marketing Solutions depends in part on our relationships with advertising serving technology companies and the continued use of display advertising.
We do and will rely, in part, on advertising serving technology companies to deliver our Marketing Solutions product. We may not be successful in entering into agreements on advantageous terms, our existing agreements with these companies may not be extended or renewed after their respective expirations, or we may not be able to extend or renew our agreements on terms and conditions favorable to us. If these agreements are terminated, we may not be able to enter into agreements with alternative companies on acceptable terms or on a timely basis or both, which could negatively impact revenue from our Marketing Solutions. In addition, the use of display advertising is declining and we face challenges coping with ad blocking technologies that have been developed and are likely to continue to be developed that can block the display of advertisements.
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
Our business depends on continued and unimpeded access to the Internet and mobile networks by us and our members on personal computers and mobile devices. If government regulations relating to the Internet or mobile networks or other areas of our business change, if Internet access providers are able to block, degrade, or charge for access to certain of our products and services, or if third parties disrupt access to the Internet, we could incur additional expenses and the loss of members and customers.
Our products and services depend on the ability of our members and customers to access our online services through their personal computers and mobile devices. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers, any of whom could take actions that degrade, disrupt, or increase the cost of user access to our products or solutions, which would, in turn, negatively impact our business. In addition, Internet or network access could be disrupted by other third parties. Further, the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet and mobile networks, including laws limiting Internet neutrality, could decrease the demand for our subscription service or the usage of our services and increase our cost of doing business.

Our growth depends in part on the success of our strategic relationships with third parties.
We anticipate that we will continue to depend on relationships with various third parties, including access to platforms and content providers and distributors to grow our business, as well as channel partners. Identifying, negotiating and maintaining relationships with third parties require significant time and resources, as does integrating third-party content and technology. Our agreements with technology and content providers and similar third parties are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. In some cases, in particular, with respect to content providers, these relationships are undocumented, or, if there are agreements in place, they may be easily terminable. Our competitors may be effective in providing incentives to these parties to favor their solutions or may prevent us from developing strategic relationships with these parties. These third parties may decide that working with LinkedIn is not in their interest. In addition, these third parties may not perform as expected under our agreements with them, and we have had, and may in the future have, disagreements or disputes with these parties, which could negatively affect our brand and reputation. It is possible that these third parties may not be able to devote the resources we expect to the relationship or they may terminate their relationships with us. Further, as users increasingly access our services through mobile devices, we are becoming more dependent on the distribution of our mobile applications through third parties, and we may not be able to access their application program interfaces or be able to distribute our applications or provide ease of integration, and this may also impact our ability to monetize our mobile products. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our business could be impaired, and our operating results would suffer. Even if we are successful, these relationships may not result in improved operating results.
If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in US dollars, could be adversely affected.
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-US locations in the local currency, and accept payment from customers in currencies other than the US dollar. Since we conduct business in currencies other than US dollars but report our financial results in US dollars, we face exposure to fluctuations in currency exchange rates. Consequently, exchange rate fluctuations between the US dollar and other currencies could have a material impact on our profitability, and because we recognize revenue over time, exchange rate fluctuations at one point in time may have a negative impact in future quarters. Although we hedge a portion of our foreign currency exposure, significant fluctuations in exchange rates between the US dollar and foreign currencies may adversely affect our net income (loss). Additionally, hedging programs rely on our ability to forecast accurately and could expose us to additional risks that could adversely affect our financial condition and results of operations.
The intended tax efficiency of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business, and changes to our effective tax rate could adversely impact our results.
Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to optimize business efficiency as well as reduce our worldwide effective tax rate. The application of the tax laws of various jurisdictions, including the United States and the other jurisdictions in which we operate, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or for transfer pricing on intercompany arrangements. In particular, our non-US headquarters is located in Dublin, Ireland, but tax authorities in other jurisdictions where we operate may make a determination that the manner in which we operate results in our business not achieving the intended tax consequences. This could increase our worldwide effective tax rate and harm our financial position and results of operations. Our effective tax rate could be adversely affected by several other factors, many of which are outside of our control, such as: increases in expenses that are not deductible for tax purposes, the tax effects of restructuring charges or purchase accounting for acquisitions, increases in withholding taxes, changes related to our ability to ultimately realize future benefits attributed to our deferred tax assets, including those related to other-than-temporary impairment, and a change in our decision to indefinitely reinvest foreign earnings. Further, we are currently undergoing review and audit by both domestic and foreign tax authorities and expect such actions to continue in the future. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition.
The enactment of legislation implementing changes in the US taxation of international business activities, the adoption of other tax reform policies or changes in tax legislation or policies in jurisdictions outside the United States could materially impact our financial position and results of operations.
Possible future changes to US tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to US tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Due to the large and expanding scale of our international business activities, any changes in the US or international taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.
The tax authorities in Ireland have announced changes to the treatment of non-resident Irish entities, commonly used in a “double Irish” structure. The changes will impact newly created Irish entities immediately but are not expected to impact existing non-resident Irish entities, such as ours, until after December 31, 2020. These changes may adversely impact our effective tax rate and harm our financial position and results of operations. The United Kingdom has also recently enacted new tax legislation, and Australia has proposed new tax legislation, on diverted profits which may ultimately impact our foreign tax liability and negatively impact our effective tax rate and results of operations.
Additionally, the Organisation for Economic Co-Operation and Development recently released final guidance covering various topics, including addressing the “tax challenges of the digital economy,” country-by-country reporting, and definitional changes to permanent establishment, which could ultimately impact our tax liabilities to foreign jurisdictions and treatment of our foreign earnings from a US perspective which may adversely impact our effective tax rate and harm our financial position and results of operations.

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
Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. In addition, any acquisitions we announce could be viewed negatively by users, marketers, developers or investors.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 57.5% of the voting power of our outstanding capital stock as of September 30, 2015. Our co-founder and Chair, Reid Hoffman, held approximately 11.1% of the outstanding shares of our Class A and Class B common stock, representing approximately 53.3% of the voting power of our outstanding capital stock as of September 30, 2015. Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters in the future.
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
The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2015 and October 28, 2015, the closing price of our Class A common stock ranged from $169.94 to $270.76. Fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have at times experienced extreme price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our Class A common stock. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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
In November 2014, we issued approximately $1.3 billion aggregate principal amount of 0.50% convertible senior notes due 2019 (the "Notes"). As of September 30, 2015, we had a total par value of approximately $1.3 billion of outstanding Notes. Holders of the Notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change before the relevant maturity date, in each case at a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity, unless earlier converted or repurchased.

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

Item 2. Unregistered Sales of Equity Securities
Issuer Purchases of Equity Securities
No shares of our Class A or Class B common stock were repurchased during the three months ended September 30, 2015.
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

LINKEDIN CORPORATION

Dated:	October 29, 2015	By:	/s/ Jeffrey Weiner
Jeffrey Weiner
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	October 29, 2015	By:	/s/ Steven Sordello
Steven Sordello
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document