Form 10-K
period 2015-12-31
LINKEDIN CORP
filed 2016-02-12
CIK 1271024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Class A and Class B common stock held by non-affiliates of the registrant was $23,695,488,242.
As of January 31, 2016, there were 116,508,021 shares of the registrant’s Class A common stock outstanding and 15,566,688 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

LINKEDIN CORPORATION
FORM 10-K

Special Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to:

•	our ability to increase our member base and create long-term value for all of our stakeholders;

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to increase engagement of our solutions by our members, enterprises and professional organizations;

•	our ability to develop effective solutions for mobile devices;

•	our ability to protect our users’ information and adequately address privacy concerns;

•	our ability to maintain an adequate rate of revenue growth;

•	the effects of increased competition in our market;

•	our ability to retain our existing subscribers and our Talent Solutions and Marketing Solutions customers;

•	our ability to effectively manage our growth;

•	our ability to successfully enter new markets, expand our product offerings and manage our international presence and expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	our investment philosophy for 2016;

•	our expectations for our financial performance in 2016, including our revenues, cost of revenues, expenses and expected tax benefits; and

•	the attraction and retention of qualified employees and key personnel.
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
Overview
We are the world’s largest professional network on the Internet with over 400 million members in over 200 countries and territories as of the date of this Annual Report on Form 10-K. We believe we are the most extensive, accurate and accessible network focused on professionals. LinkedIn's value proposition for our members and customers is simple: connect to opportunity. Members use our platform to stay connected and informed, advance their career and work smarter.
We provide many of our products at no cost to members with the belief that our freemium business model drives the most value for our members. In return, member growth and engagement strengthens the network effect that can benefit each individual LinkedIn member.
The critical mass of our network also enables us to create value for our customers through three distinct product lines: Talent Solutions, which includes Hiring and Learning & Development, Marketing Solutions, and Premium Subscriptions. Our products are sold through two channels, an offline field sales organization that engages both large and small enterprise customers; and an online channel where enterprise customers, small business, and individual members purchase products on a self-serve basis. We seek to create reciprocal value with our products between members and customers. We believe this builds mutually aligned incentives and marketplace dynamics supporting our long-term financial objectives of sustainable revenue and earnings growth.
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
Our Vision
Our vision is to create economic opportunity for every member of the global workforce. We believe our network's ultimate potential is to develop the world’s first economic graph, a digital representation of the global economy. Manifesting this vision requires scaling across six key pillars: individuals in the workforce, companies, job opportunities, professional skills, higher education institutions, and professional knowledge. By operationalizing this vision, we believe LinkedIn can enable members to connect to opportunity at global scale.
Our Strategy and Value Propositions
Our strategy is focused on three key value propositions for both members and customers. These value propositions allow us to fully embrace our hybrid model as an enterprise services business built on a consumer web platform and continue to build on critical platform capabilities necessary for professionals:

•
Stay connected & informed: Our flagship LinkedIn application and our professional publishing platform focus on helping members keep up with their connections, stay up to date with relevant news and ideas, and share views and knowledge. We believe delivering members a relevant and highly engaging feed experience is critical in creating value.

•
Advance my career: Helping members both get hired and learn new skills has emerged as an essential element of our platform. We accelerated this focus through our 2014 acquisition of Bright Media Corporation, taking the number of jobs available on LinkedIn to nearly 5 million from approximately 300,000 two years ago. In addition, our 2015 acquisition of lynda.com, Inc. ("Lynda.com"), Inc. launched our entrance into the learning and development market by introducing skills-based learning to our platform.

•
Work smarter: Work smarter captures the value we create for members and customers through our monetized products. For recruiters, LinkedIn provides a destination to attract, recruit, and hire talent. For marketers, LinkedIn provides a platform to market products and services, especially with a business-to-business focus. For sales professionals, LinkedIn provides a social selling tool to help find leads and generate sales. For individuals, LinkedIn offers premium subscription packages that are designed for general professionals to manage their professional identity, grow their networks, and connect with talent. Finally, we recently began to focus on helping individuals and small businesses find freelance professionals.

LinkedIn’s platform capabilities support these value propositions by enabling a member to: establish and manage their reputation through their LinkedIn profile, build their professional network, and research and contact any professional on LinkedIn. Lastly, we are committed to making our network accessible on a global basis through mobile-first product offerings.
Our Solutions
Our solutions are designed to make professionals more productive and successful and to connect talent with opportunity at massive scale. Our focus is on developing products that enable our members and customers to stay connected and informed, advance their careers, and work smarter.
Our principal free and monetized solutions are described below:

Free Solutions
Stay Connected & Informed	Advance My Career
LinkedIn Flagship: Feed, Me, Messaging, My Network & Search People You May Know Pulse Influencers Groups Slideshare LinkedIn Lookup Address Book Importer Publishing Platform	Jobs Job Search App Company Pages University Pages Who's Viewed Your Profile / How You Rank Rich Media / Skills / Endorsements
Ubiquitous Access
LinkedIn Mobile
Robust set of APIs

Monetized Solutions
Work Smarter
Talent Solutions	Marketing Solutions	Premium Subscriptions
Hiring LinkedIn Corporate Solutions (Recruiter, Referrals, Job Slots, Recruitment Media, Career Pages) LinkedIn Job Postings Job Seeker Recruiter Lite Learning & Development Lynda.com	Sponsored Updates LinkedIn Ads Elevate Sponsored InMails Display Ads Ads API	Professional/Individual Subscriptions Sales Solutions (Sales Navigator) Profinder
Free Solutions
Many of our member solutions are available at no cost and are designed to provide compelling professional benefits.

Stay Connected & Informed
LinkedIn Flagship. You will find the following five tabs at the bottom of the LinkedIn Flagship Mobile application. Our desktop application will soon follow this five-pillar construct as well.

•
Feed (Home). We provide a real-time stream of data from professionals and professional sources, personalized for each member. The stream allows each member to control and select data by relevancy, and members can remain up-to-date on what is happening in their professional world. Members can “like”, comment and post new updates to the stream.

•
Me (Profile). Our core offering provides every member with an online professional profile. A member’s profile is accessible to all members on our network and includes user-generated information including current job title and employer, education, career history, domain expertise, accomplishments, skills and additional professional information such as honors, awards, association memberships, patents, publications, certifications and languages spoken. Members populate their own profile information, enabling them to ensure their professional identity is accurate, current and under their control. In addition, Add-to-Profile Certifications allows members to update their profiles with certifications from courses completed through partner sites.

•
Messaging. Our messaging tab provides a chat-style interface to allow for easy back and forth messaging. Messages are organized for easy reference to the last conversation within a thread. Members also receive push and email notifications to make it easier to find conversations.

•
My Network. The My Network tab presents a brief update of a member's network for the day, such as work anniversaries, job changes, and recently published articles from a member's network. In addition, links to Invitations and Connections are included at the top left portion of the navigation pane.

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

•
Search. Our proprietary search technology allows users to conduct real-time, multilingual searches of our rich dataset in a completely personalized manner, as a member’s profile and network affect relevance and ranking of results. Our search capabilities include:

•	People. Faceted, structured search across all member profiles.

•	Job Postings. Faceted, structured search across all of the available jobs listed on our network, as well as off-network jobs.

•	Companies. Faceted, structured search of enterprises and professional organizations.

•	Groups. Search all professional groups on our network.

•	Inbox Messages. Search inbox messages.

•	Address Book. Detailed, structured search across all of the connections a member has on LinkedIn.

•	Publishing Content. Search Influencer and member posts on LinkedIn by topic or Influencer name.

•	Universities. Search all universities on our network.
People You May Know. This product recommends members whom you may already know and with whom you may want to create a first degree connection.
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
Slideshare. Slideshare provides our members with access to what we believe is the world’s largest community for sharing presentations on the Internet. Slideshare supports a wide variety of rich media including presentation files, documents, PDFs, videos and webinars.
LinkedIn Lookup. This application allows members to quickly contact anyone at their company, even if they are not connected to them on LinkedIn. Members can find coworkers by title, skill, name, and expertise. Only coworkers using LinkedIn Lookup can view the profile data a member enters into this application.
Address Book Importer. Our address book importer allows members to quickly and easily import contact information from their existing digital address books to LinkedIn.
Publishing Platform. The majority of our members have the ability to publish long-form content on our platform. When a member publishes a post on LinkedIn, their original content becomes part of their professional profile, is shared with their trusted network and has the ability to reach a large group of professionals assembled online. Additionally, members have the ability to follow other members that are not in their networks and build their own group of followers.
Advance My Career
Jobs. Members actively seeking job opportunities can find millions of open jobs posted on LinkedIn. Jobs include suggestions for relevant positions through paid posts as well as open roles from companies’ career sites, applicant tracking systems and third-party sites.
Job Search App. LinkedIn Job Search Application provides tools for finding a job. Members can find opportunities with location-based search, get automatic recommendations and notifications based on their job searches, and can apply to jobs using their LinkedIn profile.
Company Pages. Company Pages provide members with a holistic view of a company. By aggregating data across the members employed at a particular company, we can show which members have recently joined a company, recently changed their title at a company or recently left a company. Members can also see who they know at a particular company. Companies can add information to their profiles and can highlight information about careers via the Careers Page. Members can follow companies and automatically receive recent updates and recommend products and services.
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
We also provide other products to help our members access knowledge, insights and opportunities including a number of analytically driven customized products, such as Jobs You May Be Interested In, Groups You May Like, Companies To Follow, People Who Viewed This Profile Also Viewed, and People Who Viewed This Job Also Viewed.

Ubiquitous Access
Because professionals constantly require access to critical information, our platform is accessible online anytime and anywhere, including on mobile devices.
LinkedIn Mobile. LinkedIn mobile applications are provided across a range of platforms and languages, including iOS for iPhone and iPad, Android, Blackberry, Nokia Asha, and Windows Mobile. Members can access LinkedIn content via LinkedIn’s flagship app, which showcases the essentials of the LinkedIn platform on mobile.
Robust set of APIs. We believe that LinkedIn can make many modern third party applications more useful and effective for our members. We maintain a public website that allows any developer to agree to a standard set of terms and then integrate a subset of our content and services into their applications leveraging standards-based technology. These applications can be hosted on third-party websites or deployed on our platform. We also make our APIs available to support a range of Partner Programs in which a network of vetted developers can leverage LinkedIn APIs to support specific use cases that span our consumer, Talent Solutions, Marketing Solutions and Sales Solutions offerings. Third parties are increasingly leveraging our APIs.
Monetized Solutions/Work Smarter
In addition to our free solutions, we also charge for certain solutions that provide members, enterprises and professional organizations with enhanced functionality and additional benefits. These include Talent Solutions, which includes Hiring and Learning & Development, Marketing Solutions, and Premium Subscriptions.
Talent Solutions
Our Talent Solutions include Hiring and Learning & Development products. Hiring provides innovative recruiting tools to help our customers become more successful at talent acquisition and professional development. Our products aim to be the most effective way for enterprises and professional organizations to efficiently identify and acquire the right talent for their needs. Learning & Development provides online education courses that aim to make it easy for professionals to accelerate their careers and realize their potential by learning new skills.
Hiring

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

•	Project Management. As enterprises and professional organizations find relevant profiles, they are able to organize them into project folders, add notes, and add reminders for follow-up.

•	InMail. Enterprises and professional organizations can send messages directly to candidates to tell them more about their organization or a specific opportunity, subject to the member's discretion.

•	Collaboration. Recruiters in the same enterprise or professional organization can see which profiles their colleagues have viewed, saved, or annotated.

•
LinkedIn Talent Pipeline. Our talent pipeline allows enterprises and professional organizations to easily manage all of their talent leads in one place. LinkedIn Talent Pipeline is available as a standalone solution or as part of Recruiter.

•
Referrals. LinkedIn Referrals is in an initial launch phase and available to select companies on supported Applicant Tracking Systems. Our goal is to allow customers to automatically uncover quality hires by engaging their employees, who will then use their networks to recruit for the companies

•
Job Slots. A Job Slot enables an enterprise or professional organization to post a job on the LinkedIn platform typically for one year. The job that is posted can be changed, updated or modified at any time over the life of the contract.

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

•	LinkedIn Job Postings. Enterprises and professional organizations of all sizes are able to advertise job opportunities on our network. Job Postings include:

•	Self-Service Job Posting. This service enables recruiters and hiring managers to post and manage job opportunities on our network.

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
Learning & Development

•
Lynda.com. A Lynda.com subscription allows members to learn anytime, anywhere from experts across a wide variety of fields. Lynda.com provides a full video training library indexed by subject, software and new releases. Subscribers can sync course history across all of their devices, stream courses directly to their TV, auto-play entire courses, or watch individual videos. In addition, they can share courses across social networking apps, edit and view playlists and download or view full courses offline.

Marketing Solutions
Our Marketing Solutions products enable enterprises and individuals the ability to advertise to our member base. Our targeting capabilities allow marketers to reach potential customers according to a number of attributes such as industry, function, seniority, and company size, among others.

•
Sponsored Updates. Available via both field sales and self-service channels, Sponsored Updates are content-rich promoted updates that enable advertisers to share and amplify content marketing messages to a targeted audience. Sponsored Updates appear in the desktop and mobile streams of targeted members.

•	LinkedIn Ads. Our self-service platform enables advertisers to build and target their advertisements to our members based on information in their profile. LinkedIn Ads includes the following features:

•	Targeting. Ads are targeted to specific members based on their profile information. Targetable attributes include the member's title, function, employer, industry and geography.

•	Daily Campaign Budgets. A maximum daily budget can be set for advertisements.

•	Campaign Management. Advertisers can set up and manage multiple campaigns as well as multiple ad units per campaign.

•	Reporting. Advertisers can continuously monitor clicks, impressions, click-through rates, average cost-per-click and total budget spent by ad.

•	Sponsored InMails. Advertisers can directly reach their target audience with long-form, customized messages through LinkedIn’s InMail functionality.

•
Display Ads. Advertisers can use the same targeting engine used for LinkedIn Ads to serve ads in a variety of sizes and formats, including rich media. Additional LinkedIn-specific formats are also available, including Follow Ads. In addition, we offer off-network advertising.

•	Ads API. LinkedIn’s Ads API program enables our social ad partners to build custom solutions for creating, managing, and optimizing LinkedIn Ads and Sponsored Updates campaigns at scale.

•	Elevate. Elevate allows enterprises to encourage their employees to share relevant content across their social networks.
Premium Subscriptions
Our Premium Subscription services target small- and medium-sized enterprises and professional organizations, individual members and business groups in larger enterprises. Certain of our Talent Solutions products (Recruiter Lite and Job Seeker) are sold online directly through our site to individuals. All of our subscription packages are designed for general professionals to manage their professional identity, grow their networks and connect with talent. These subscriptions bundles are sold at different price points. Key features found in the subscription bundles include:

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

•
Sales Solutions (Sales Navigator). LinkedIn Sales Navigator is a premium social selling solution that provides sales professionals with the ability to quickly find, qualify and create new opportunities, and can help sales management accelerate the social selling capabilities of their sales organization. We market Sales Navigator through both our field sales force, as well as our self-service subscription platform for individual members. Sales Navigator includes the following features:

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

•
Profinder. LinkedIn Profinder is a platform that connects members to top freelance professionals in their area with the help of LinkedIn’s trusted network. It's currently being piloted in the San Francisco Bay Area and New York.

Sales, Marketing and Customer Support
Sales

We sell our Talent Solutions, Marketing Solutions, and Sales Solutions (included in Premium Subscriptions) offline through our field sales organization or online on our website. We sell our Premium Subscriptions, other than Sales Solutions, primarily online on our website. Our field sales organization uses a direct sales force to solicit customers and agencies. In the United States, our field sales organization is located in Chicago, New York and the San Francisco Bay Area. Outside of the United States, we have additional field sales offices around the world.
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
Customers
Our customers include individuals, enterprises, and professional organizations. No individual customer represented more than 10% of our net revenue in 2015, 2014 or 2013.
Technology Infrastructure
Our technology platform is designed to create an engaging professional networking experience for our members and is built to enable future growth at scale. We employ technological innovations to increase efficiency and scale our business.
Our products rely upon and leverage the massive amounts of data in our network. This rich dataset has grown exponentially, requiring scalable computing resources. We will continue to invest in building proprietary technologies and using open sourced technologies for our data, search and solutions. Our product development expense was $775.7 million, $536.2 million and $395.6 million in 2015, 2014 and 2013, respectively.
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

•
Search. Our proprietary search technology combines structured and free-form content to allow users to search across numerous parameters. Our search is powered by our rich dataset based on facets and keywords and is fundamentally personalized as all search requests use a member’s network to influence relevance and ranking. Our search is real time, distributed and multilingual and serves the needs of both members and enterprises and professional organizations.

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

•
Experimentation Platform. We have developed a testing platform that allows us to evaluate different options for rendering an experience to our members. As a test runs, this platform provides an in-depth perspective on how the test impacts our metrics. This proprietary technology allows us to better evaluate potential changes in our products.

Operations
We have developed our website and related infrastructure with the goal of maximizing the availability of our platform to our members, enterprises and professional organizations. Our website and related infrastructure are hosted on a network located in multiple third-party facilities, and we lease data center facilities in various locations.
Intellectual Property
We protect our intellectual property rights by relying on various laws and rights in the United States and other countries, as well as contractual restrictions.
We also rely on a combination of trade secrets, copyrights, trademarks, trade dress, domain names and patents to protect our intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the United States and in many locations outside the United States. Our trademarks and registered trademarks in the United States and other countries include “LinkedIn” and the “in” design mark, as well as others. We register copyrights in many of our online training videos. We hold a growing portfolio of issued patents of varied duration in the United States and internationally, and regularly file patent applications to protect intellectual property that we believe is important to our business. We believe the duration of our patents is adequate relative to the expected lives of our products. We seek to protect our trade secrets through a combination of physical controls and contractual restrictions. For example, we enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.
Circumstances outside our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available in the United States or other countries in which our products and solutions are distributed. For example, in many countries the protection of database rights can be limited. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. For example, we expect to spend time and resources policing the unauthorized use and streaming of our online training videos. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies in the Internet, social media technology and other industries may own large numbers of patents, copyrights, and trademarks and may frequently request license agreements, threaten litigation, or file suit against us based on allegations of infringement or other violations of their intellectual property rights. From time to time, we face, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors and non-practicing entities.
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

•
Enterprises and professional organizations-Talent Solutions. With respect to our Talent Solutions, we compete with online recruiting companies, talent management companies and larger companies that are focusing on talent management and human resource services, job boards, traditional recruiting firms and companies that provide learning and development products and services. Additionally, other companies, including newcomers to the recruiting or learning and development industries, may partner with Internet companies, including social networking companies, to provide services that compete with our solutions, either on their own or as third party applications. If the efficiency and usefulness of our products to enterprises and professional organizations do not exceed those provided by competitors, we will not be able to compete successfully.

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
Government Regulation
We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business online, many of which are evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws and regulations relating to the liability of providers of online services for activities of their users and other third parties are being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted, or the content provided by users. Further some countries impose regulations regarding, or require licenses to conduct various aspects of our business, including employee recruiting, news related services and online advertising. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users or other third parties could harm our business. In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities, may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.
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
We are also subject to federal, state, and foreign laws and regulations regarding privacy and protection of member data. Our privacy policies and user agreements describe our practices concerning the use, storage, transmission and disclosure of personal information, including member, visitor and user data. Any failure by us to comply with these terms or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of privacy and data protection laws and regulations and their application to online services are unclear, evolving and in a state of flux. For example, in October 2015, the highest court in the European Union invalidated reliance on the US-EU Safe Harbor regime as one of the legally recognized mechanisms under which the personal data of European citizens could be transferred to the United States. We believe that LinkedIn’s processing of European citizens’ personal data in the United States is authorized under other legally recognized mechanisms, but the validity of these other legal mechanisms is not certain and may change in light of changes in the political, legislative and legal environment in Europe. There is a risk that these laws and regulations may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices, or that new laws or regulations will be enacted. There are a number of legislative proposals pending before US state and federal legislative bodies and foreign governments concerning privacy and data protection that could affect us. For example, the European Union recently released a draft regulation expected to become law in early 2018 that would result in a comprehensive update of European data protection regulations. In addition, because our services are accessible worldwide, certain foreign governments have claimed and others may claim that we are required to comply with their laws and regulations, including with respect to the storage, use and disclosure of member information, even in jurisdictions where we have no local entity, employees, or infrastructure. Complying with these varying domestic and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers, which could adversely affect our business.
Our Values and Company Culture
Our values and unique company culture are the foundation to our success. Our values are the principles we use to manage our day-to-day business and facilitate decision-making. Our core values are:

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
Our culture reflects who we are and the company we aspire to be. It is shaped by our values and defined by:

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

We believe we have assembled a talented group of employees who are passionate about solving significant challenges in our markets. As of December 31, 2015, we had 9,372 employees, consisting of 3,922 employees in engineering, product development and customer operations, 4,147 employees in sales and marketing, and 1,303 employees in general and administrative functions.
Information about Segment and Geographic Revenue
Information about segment and geographic revenue is set forth in Note 16 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
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
One of our core values is to make decisions based on the best long-term interests of our members, which we believe is essential to our success in increasing our member growth rate and engagement, creating value for our members and in serving the best, long-term interests of the company and our stockholders. Therefore, in the past, we have forgone, and may in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of our members, even if our decision negatively impacts our operating results in the short term. In addition, our philosophy of putting our members first may cause disagreements, or negatively impact our relationships, with our existing or prospective customers. This could result in enterprises and professional organizations blocking access to our services or refusing to purchase our Talent Solutions, Marketing Solutions or Premium Subscriptions. Our decisions may not result in the long-term benefits that we expect, in which case our member engagement, business and operating results could be harmed.
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
Our solutions involve the collection, processing, storage, sharing, disclosure and usage of members’ and customers’ information and communications, some of which may be private. We also work with third party vendors to process credit card payments by our customers and are subject to payment card association operating rules. We are vulnerable to software bugs, computer viruses, break-ins, phishing attacks, employee errors or malfeasance, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or confidential information. For example, in June 2012, approximately 6.5 million of our members’ encrypted passwords were stolen and published on an unauthorized website. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites, or the actual or perceived loss or unauthorized disclosure or use of confidential information, such as credit card information, our members or customers may be harmed or lose trust and confidence in us, and decrease the use of our website, mobile applications and services or stop using our services in their entirety, and we would suffer reputational and financial harm.
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
If our members' profiles are out-of-date, inaccurate or lack the information that users and customers want to see, we may not be able to realize the full potential of our network, which could adversely impact our business.
If our members do not update their information or provide accurate and complete information when they join LinkedIn, or do not establish sufficient connections, the value of our network may be negatively impacted because our value proposition as a professional network and as a source of accurate and comprehensive data will be weakened. For example, customers of our Talent Solutions may not find members that meet their qualifications or may misidentify a candidate as having such qualifications, which could result in mismatches that erode customer confidence in our solutions, or our learning and development solutions may not suit our customers' needs. Similarly, incomplete or outdated member information would diminish the ability of our Marketing or Sales Solutions customers to reach their target audiences and our ability to provide our customers with valuable insights. Therefore, we must provide features and products that demonstrate the value of our network to our members and motivate them to contribute additional, timely and accurate information to their profile and our network. If we fail to successfully motivate our members to do so, our business and operating results could be adversely affected.
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
We track certain performance metrics, including number of registered members, unique visiting members and member page views, with internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. If the internal tools we use to track these metrics undercount or overcount performance or contain algorithm or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer term strategies. If our performance metrics are not accurate representations of our business, member base or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed and our operating and financial results could be adversely affected, causing our stock price to decline.
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
We strive to comply with applicable laws, policies, and legal obligations and certain applicable industry codes of conduct (such as the Digital Advertising Alliance's self-regulatory principles for online behavioral advertising) relating to privacy and data protection and are subject to the terms of our privacy policies and privacy-related obligations to third parties. However, these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Data privacy and security are active areas and new laws and regulations are likely to be enacted.
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
In addition, the EU-US Safe Harbor program (“Safe Harbor”), which provided a valid legal basis for transfers of personal data from Europe to the United States, was recently held to be invalid, which has a significant impact on the transfer of data from the European Union to US companies, including us. While we have other legally recognized mechanisms in place that we believe allow for the transfer of EU member and customer and employee information to the United States, it is possible that these mechanisms may also be challenged or evolve to include new legal requirements that could have an impact on how we move data from the European Union to LinkedIn entities outside the European Union. Recently, the United States and the European Union agreed in principle upon the Privacy Shield as a potential replacement for the Safe Harbor, but it has not yet been finalized, published or interpreted. The Privacy Shield may add significant requirements that could impact our business and result in substantial expense to implement, and it is unclear that it will be appropriate for us. In response to these regulatory changes, we may have to require some of our vendors who process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our members and customers have concerns regarding the transfer of data from the European Union to the United

States, we could be subject to enforcement actions or investigations by individual EU Data Protection Authorities or lawsuits by private parties, member engagement could decline and our business could be negatively impacted.
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
For example, the European Union is anticipated to enact a new General Data Protection Regulation, which will likely become effective in 2018. The General Data Protection Regulation is expected to result in significantly greater compliance burdens for companies with users and operations in the European Union and to provide for considerable fines of up to 4% of global annual revenues for noncompliance. The European Union is also considering an update to the EU’s Privacy and Electronic Communications (e-Privacy) Directive to, among other things, amend the current directive’s rules on the use of cookies.
In the United States, the federal government, including the White House, the Federal Trade Commission, the Department of Commerce and Congress, and many state governments are reviewing the need for greater regulation of the collection, processing, storage, sharing, disclosure, use and security of information concerning consumer behavior with respect to online services, including regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. This review may result in new laws or the promulgation of new regulations or guidelines. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from Internet browsers, the ability to delete information of minors, and new data breach notification requirements. California has also adopted privacy guidelines with respect to mobile applications. Outside the European Union and the United States, a number of countries have adopted or are considering privacy laws and regulations that may result in significant greater compliance burdens.
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
We expect our existing competitors in the markets for Talent Solutions, Marketing Solutions and Premium Subscriptions (including Sales Solutions) to continue to focus on these areas. A number of these companies may have greater resources than us, which may enable them to compete more effectively. Specifically, we are investing significantly in our Marketing Solutions products with respect to content and mobile solutions, and we may not be as successful as our competitors in generating revenue through new forms of content marketing or mobile advertising. Additionally, users of social networks may choose to use, or increase their use of, those networks for professional purposes, which may result in those users decreasing or eliminating their use of LinkedIn. Companies that currently focus on social networking could also expand their focus to professionals. We and other companies have historically established alliances and relationships with some of these companies to allow broader exposure to users and access to data on the Internet. We may also, in the future, establish alliances or relationships with other competitors or potential competitors. To the extent companies terminate such relationships and establish alliances and relationships with others, our business could be harmed. Additionally, other companies that provide content for professionals could develop more compelling offerings than ours. This could impact the engagement of our members, and could also compete with our Premium Subscriptions and adversely impact our ability to sell and renew subscriptions to our members. Specifically, we compete for members, enterprises and professional organizations as discussed below.
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
We must demonstrate that our Talent Solutions are important recruiting and learning and development tools for enterprises, professional organizations, and individuals and that our Marketing and Sales Solutions provide them with access to an audience of one of the most influential, affluent and highly educated audiences on the Internet. However, potential customers may not be familiar with our solutions or may prefer other or more traditional products and services for their talent, advertising and marketing needs.
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
Ultimately, attracting new customers and retaining existing customers requires that we continue to provide high quality solutions that our customers value. In particular, our Talent Solutions customers will discontinue their purchases of our solutions if we fail to effectively connect them with the talent they seek or provide learning and development opportunities that they are looking for, and our premium subscribers will discontinue their subscriptions if they do not find the networking and business opportunities that they value. Similarly, customers of our Marketing Solutions will not continue to do business with us if their advertisements do not reach their intended audiences. Therefore we must continue to demonstrate to our customers that using our Marketing Solutions is the most effective and cost-efficient way to maximize their results. Even if our Marketing Solutions are providing value to our customers, advertisers are sensitive to general economic downturns and reductions in consumer spending, among other events and trends, which generally results in reduced advertising expenditures and could adversely affect sales of our Marketing Solutions. In addition, we have recently expanded our Marketing Solutions products to include off-network advertising. This product area will complement our current offerings primarily sold on our wholly owned properties, and we may not be successful or our customers or members may not be receptive to these products. Finally, for our Sales Solutions products, we may not be able to retain existing customers or attract new customers if we fail to provide high quality solutions, if customers are unable to realize the value our solutions, or if we are not able to measure and demonstrate the value that our solutions provide.
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
Our revenue and operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. Any of these events could cause the market price of our Class A common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•	our ability to create value for our members as well as increase the size of our member base;

•	engagement of our members and customers;

•	our commitment to putting our members first even if it means forgoing short-term revenue opportunities;

•	shifts in the way members and users access our websites and services from personal computers to mobile devices;

•	disruptions or outages in the availability of our websites or services, actual or perceived breaches of privacy, and compromises of our member data;

•	changes in our pricing policies or those of our competitors;

•	our ability to increase sales of our products and solutions to new customers and expand sales of additional products and solutions to our existing customers;

•	the size and seasonal variability of our customers’ recruiting, marketing and sales budgets;

•	the extent to which existing customers renew their agreements with us and the timing and terms of those renewals;

•
general industry and macroeconomic conditions, in particular, deterioration in labor markets, which would adversely impact sales of our Talent Solutions, or economic growth that does not lead to job growth, for instance increases in productivity;

•	the cost of investing in our technology infrastructure, product initiatives, facilities and international expansion may be greater than we anticipate;

•	our needs related to facilities may change over time and vary from our original forecasts, and the value of the property that we lease or own may fluctuate;

•	expenses related to hiring, incentivizing and retaining employees;

•	the timing and costs of expanding our field sales organization and delays or inability in achieving expected productivity;

•	the timing of certain expenditures, including hiring of employees and capital expenditures;

•	the entrance of new competitors in our market whether by established companies or the entrance of new companies;

•	currency exchange rate fluctuations;

•	our ability to integrate acquisitions and realize the expected benefit of such acquisitions in a timely manner or at all; and

•	changing tax laws and regulations.
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
From 2010 to 2015, our annual net revenue grew from $243.1 million to $2,990.9 million, which represents a compounded annual growth rate of approximately 65.2%. As our net revenue has increased, our revenue growth rate has slowed, and we expect that it will continue to decline over time. We also expect that the growth rates of each of our primary product lines will fluctuate and that these product lines may not grow at the same rate. In recent years, and continuing in 2016, our philosophy has been to invest for future growth. We expect to continue to expend substantial financial and other resources on:

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

These investments may not result in increased revenue or business growth, or increased network growth or member value, and will increase our expenses. Even if our revenue continues to increase, we expect that due to increased expenses, in particular, stock-based compensation, depreciation and amortization and provision for income taxes, we may incur a US GAAP loss during future periods. If we fail to continue to grow our revenue and overall business, our operating results and business would be harmed.
If we fail to effectively manage our growth, our business and operating results could be harmed.
We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of December 31, 2015, approximately 35% of our employees had been with us for less than one year and approximately 59% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. We intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other Internet and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating employees and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have significantly expanded our operating lease and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.
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
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain world class talent. Our ability to execute efficiently is dependent upon contributions from all of our employees, in particular our senior management team. Key institutional knowledge remains with a small group of long-term employees whom we may not be able to retain. We may not be able to retain the services of any of our long-term employees or other members of senior management in the future. We do not have employment agreements other than offer letters with any of our key employees, and we do not maintain key person life insurance for any employee. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed.
Our growth strategy also depends on our ability to expand and retain our organization with world class talent. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly for engineers, is intense, and competition for the facilities to house our employees is also intense, specifically in the San Francisco Bay Area, where our headquarters is located. We may need to invest significant amounts of cash and equity for new and existing employees and we may never realize returns on these investments, and we also are investing heavily in our facilities. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.
Our international operations account for a significant portion of our revenue and are subject to increased challenges and risks.
We have offices around the world and our websites and mobile applications are available in numerous languages. For the year ended December 31, 2015, international revenue represented 38% of our total revenue. We expect to continue to expand our international operations in the future by opening offices in different countries and expanding our offerings in new languages. Our ability to manage our business and conduct our operations internationally, including in emerging markets, requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. International expansion has required and will continue to require us to invest significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees in foreign countries, and maintaining our company culture across all of our offices;

•
providing solutions across a significant distance, in different languages, in competitive market environments and among different cultures, including modifying, or in some cases building entirely new services, solutions and features to ensure that they are culturally relevant in different countries and conforming to local laws and regulations, which may include modifying or blocking content in certain jurisdictions if it is deemed objectionable or unlawful;

•
increased competition from local websites and services that provide online professional networking solutions, online recruitment services and learning and development products, which may benefit from first-mover advantages. These competitors have expanded and may continue to expand their geographic footprint;

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

•
legal regimes where the application of laws and regulations is subject to greater uncertainty, as well as higher risk of corruption, fraud and unethical business practices, and compliance with anti-bribery laws;

•	implementing and maintaining effective internal processes and controls;

•	compliance with various economic and trade sanctions regulations which restrict certain conduct of business;

•	currency exchange rate fluctuations and controls;

•	political or social unrest, or, economic instability in some countries;

•	laws and proposed legislation relating to data localization in various countries, which may restrict our ability to do business in new and existing markets;

•	double taxation of our non-US earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and

•	higher costs of doing business internationally.
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
Finally, in late 2013, we established a joint venture to expand our operations in the People’s Republic of China ("PRC"), which is in its early stages. Although we believe this joint venture and our activities in the PRC comply with existing laws, they involve unique risks, and the PRC is actively considering changes in its foreign investment rules that could impact this structure and our activities. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the government will ultimately take a view contrary to ours. We may be unable to continue to operate in the PRC if we or our affiliates are unable to access sufficient funding or enforce contractual relationships with respect to management and control of such business. In addition, the PRC’s laws and regulations, as they apply to our business operations in Mainland China, have resulted in modifications to our products and services in Mainland China. For example, the PRC government has laws and regulations that govern the dissemination of content over the Internet, and it may enact additional laws or regulations in the future related to content, privacy, security and government access to personal information in a way that may materially impact our ability to conduct operations in the PRC. Failure to comply with these requirements may mean that we will not obtain or retain necessary licenses to operate all or some of our services in Mainland China, or result in the blocking of our services in Mainland China. In addition, our compliance with these rules could harm our business, reputation and brand outside of China. We will need to allocate significant resources to developing our presence in China, and we may not be successful in doing so.
Our business depends on a strong and trusted brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of members, enterprises and professional organizations, our ability to increase their level of engagement and our ability to attract and retain high level employees.
We have developed a strong and trusted brand that we believe has contributed significantly to the success of our member network and business. Our brand is predicated on the idea that individual professionals will trust us and find immense value in building and maintaining their professional identities and reputations on our platform, as well as investing in their professional learning and knowledge. Maintaining, protecting and enhancing the “LinkedIn” brand and our other key brands is critical to expanding our base of members, enterprises, advertisers, corporate customers and other partners, and increasing their engagement with our services, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide valuable and high-quality solutions, which we may not do successfully. Despite our efforts to protect our brands and prevent misuse, if others misuse our brands or pass themselves off as being endorsed or affiliated with us, it could harm our reputation and our business could suffer. If our members or potential members determine that they can use other platforms, such as social networks, for the same purposes as or as a replacement for our network, or if they choose to blend their professional and social networking activities, our brand and our business could be harmed. Our members or customers could find that new products or features that we introduce are difficult to use or may feel that they degrade their experience with online service offered by LinkedIn, which could harm our reputation for delivering high-quality products. Our brand is also important in attracting and maintaining high performing employees. If we do not successfully maintain a strong and trusted brand, our business could be harmed.
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
We are party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We are currently facing, or may face in the future, allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection, the Fair Credit Reporting Act and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. We may also face allegations or litigation related to our acquisitions, securities issuances or our business practices, including public disclosures about our business. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we are facing or may face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, our litigation costs can be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and features or require us to stop offering certain features, all of which could negatively impact our membership and revenue growth. Additionally, we are subject to periodic audits, which would likely increase our regulatory compliance costs, and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.
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
We recognize most of the revenue from sales of our Talent Solutions and Premium Subscriptions (which include Sales Solutions) over the terms of the agreements, which is typically 12 months. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in the sales of these offerings may not be reflected in our short-term results of operations.

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
We anticipate that we will continue to depend on relationships with various third parties, including access to platforms and content providers and distributors to grow our business, authors who provide content (including learning and development material), and channel partners. Identifying, negotiating and maintaining relationships with third parties require significant time and resources, as does integrating third-party content and technology. Our agreements with technology and content providers and similar third parties are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. In some cases, in particular, with respect to content providers, these relationships are undocumented, or, if there are agreements in place, they may be easily terminable. Our competitors may be effective in providing incentives to these parties to favor their solutions or may prevent us from developing strategic relationships with these parties. These third parties may decide that working with LinkedIn is not in their interest. In addition, these third parties may not perform as expected under our agreements with them, and we have had, and may in the future have, disagreements or disputes with these parties, which could negatively affect our brand and reputation. It is possible that these third parties may not be able to devote the resources we expect to the relationship or they may terminate their relationships with us. Further, as users increasingly access our services through mobile devices, we are becoming more dependent on the distribution of our mobile applications through third parties, and we may not be able to access their application program interfaces or be able to distribute our applications or provide ease of integration, and this may also impact our ability to monetize our mobile products. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our business could be impaired, and our operating results would suffer. Even if we are successful, these relationships may not result in improved operating results.
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
The intended tax efficiency of our corporate structure and intercompany arrangements depend on the interpretation and application of the tax laws of various jurisdictions and on how we operate our business, and changes to our effective tax rate could adversely impact our results.
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
We have made and will continue to make acquisitions to add employees, complementary companies, products, technologies or revenue. These transactions could be material to our financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

•	failure to generate the expected financial results related to an acquisition on a timely manner or at all; and

•	failure to accurately forecast the impact of an acquisition transaction.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 57.2% of the voting power of our outstanding capital stock as of December 31, 2015. Our co-founder and Chair, Reid Hoffman, held approximately 11.0% of the outstanding shares of our Class A and Class B common stock, representing approximately 53.2% of the voting power of our outstanding capital stock as of December 31, 2015. Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters in the future.
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
The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2015, the closing price of our Class A common stock ranged from $169.94 to $270.76, and during 2016 to date, the closing price has been as low as $100.98. Fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have at times experienced extreme price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our Class A common stock. In addition, our stock price may fluctuate based on whether our performance or guidance as to our future performance meets the expectations of our investors or securities analysts. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. We may incur additional cash expense in connection with recruiting and retention costs, and we may also experience increased dilution because of the need to provide more equity as part of our overall compensation packages. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
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
In November 2014, we issued approximately $1.3 billion aggregate principal amount of 0.50% convertible senior notes due 2019 (the "Notes"). As of December 31, 2015, we had a total par value of approximately $1.3 billion of outstanding Notes. Holders of the Notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change before the relevant maturity date, in each case at a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity, unless earlier converted or repurchased.
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

Our headquarters is located in Mountain View, California, where we lease approximately 373,000 square feet of office space under a lease that expires in 2023. We also lease office space of approximately 2,982,000 square feet in locations throughout the United States and approximately 893,000 square feet internationally, some of which is currently under construction. We own land in Mountain View, CA, Sunnyvale, CA, and Dublin, Ireland, where we are building or are planning to build additional office space to accommodate anticipated future growth. In addition, we operate data centers in the United States and Singapore pursuant to various lease and co-location agreements.
We believe that our current facilities, both owned and leased, are adequate to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate ongoing operations and any such growth.

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
Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “LNKD.” There is no public trading market for our Class B common stock. The following table sets forth the high and low sales price per share of our Class A common stock as reported on the NYSE for the periods indicated:

	2015		2014
	High	Low	High	Low
First Quarter	$276.18	$209.60	$234.48	$178.25
Second Quarter	266.53	191.00	190.00	136.02
Third Quarter	233.18	165.57	232.28	153.31
Fourth Quarter	258.39	183.34	243.25	187.61
On December 31, 2015, the last reported stock price of our Class A common stock on the NYSE was $225.08. As of December 31, 2015, we had 339 holders of record of our Class A common stock and 15 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following graph shows a comparison from May 19, 2011 (the date our common stock commenced trading on the NYSE), through December 31, 2015, of the cumulative total returns for our Class A common stock, the NASDAQ Composite Index and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the RDG Internet Composite Index assume reinvestment of dividends.

COMPARISON OF 56 MONTH CUMULATIVE TOTAL RETURN
Among LinkedIn Corporation, the NASDAQ Composite Index, and the RDG Internet Composite Index

	Period Ending
Index	5/19/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/28/2013	6/28/2013	9/30/2013	12/31/2013
LinkedIn Corporation	100.00	95.59	82.84	66.85	108.21	112.75	127.75	121.82	186.80	189.18	261.07	230.06
NASDAQ Composite Index	100.00	96.74	84.67	92.45	109.39	104.19	111.16	107.94	117.70	123.27	137.75	152.95
RDG Internet Composite Index	100.00	96.25	92.28	99.15	125.24	117.63	129.81	119.54	120.80	125.35	141.71	162.77

	Period Ending
Index	3/28/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
LinkedIn Corporation	$196.22	181.93	220.47	243.72	265.10	219.24	$201.73	$238.81
NASDAQ Composite Index	$155.35	162.95	166.23	175.13	179.84	183.58	$169.82	$184.45
RDG Internet Composite Index	$172.72	178.05	183.89	176.78	188.54	195.08	$200.98	$242.78

Item 6.	Selected Financial Data
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
The consolidated statements of operations data for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 and the consolidated balance sheet data as of December 31, 2015, 2014, 2013, 2012, and 2011 are derived from our audited consolidated financial statements appearing under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$2,990,911	$2,218,767	$1,528,545	$972,309	$522,189
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	418,858	293,797	202,908	125,521	81,448
Sales and marketing	1,048,129	774,411	522,100	324,896	164,703
Product development	775,660	536,184	395,643	257,179	132,222
General and administrative	478,734	341,294	225,566	128,002	74,871
Depreciation and amortization	420,472	236,946	134,516	79,849	43,100
Total costs and expenses	3,141,853	2,182,632	1,480,733	915,447	496,344
Income (loss) from operations	(150,942)	36,135	47,812	56,862	25,845
Other income (expense), net:
Interest income	10,571	4,971	2,895	1,025	169
Interest expense	(50,882)	(6,797)	—	—	—
Other, net	(23,477)	(3,104)	(1,479)	(773)	(3,072)
Other income (expense), net	(63,788)	(4,930)	1,416	252	(2,903)
Income (loss) before income taxes	(214,730)	31,205	49,228	57,114	22,942
Provision (benefit) for income taxes	(49,969)	46,525	22,459	35,504	11,030
Net income (loss)	(164,761)	(15,320)	26,769	21,610	11,912
Accretion of redeemable noncontrolling interest	(1,383)	(427)	—	—	—
Net income (loss) attributable to common stockholders	$(166,144)	$(15,747)	$26,769	$21,610	$11,912
Net income (loss) per share attributable to common stockholders:
Basic	$(1.29)	$(0.13)	$0.24	$0.21	$0.15
Diluted	$(1.29)	$(0.13)	$0.23	$0.19	$0.11
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	129,024	122,800	113,643	105,166	77,185
Diluted	129,024	122,800	118,944	112,844	104,118
Other Financial and Operational Data:
Adjusted EBITDA (1)	$779,804	$592,214	$376,243	$223,030	$98,713
Number of registered members (at period end)	413,671	346,731	276,842	201,912	144,974

(1)
We define adjusted EBITDA as net income (loss), plus: provision for income taxes; other (income) expense, net; depreciation and amortization; and stock-based compensation. See “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles in the United States ("US GAAP").

Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenue	$48,577	$28,617	$15,600	$6,416	$1,678
Sales and marketing	96,076	60,166	36,187	17,726	8,074
Product development	233,006	154,856	98,861	46,026	13,625
General and administrative	132,615	75,494	43,267	16,151	6,391
Total stock-based compensation	$510,274	$319,133	$193,915	$86,319	$29,768

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$546,237	$460,887	$803,089	$270,408	$339,048
Marketable securities	2,573,145	2,982,422	1,526,212	479,141	238,456
Property and equipment, net	1,047,005	740,909	361,741	186,677	114,850
Working capital	2,747,005	3,239,315	2,113,479	603,418	499,268
Total assets	7,011,199	5,427,257	3,352,793	1,382,330	873,697
Convertible senior notes, net	1,126,534	1,081,553	—	—	—
Redeemable noncontrolling interest	26,810	5,427	5,000	—	—
Total stockholders’ equity	4,468,643	3,325,392	2,629,394	908,424	624,979
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other US GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(164,761)	$(15,320)	$26,769	$21,610	$11,912
Provision (benefit) for income taxes	(49,969)	46,525	22,459	35,504	11,030
Other (income) expense, net	63,788	4,930	(1,416)	(252)	2,903
Depreciation and amortization	420,472	236,946	134,516	79,849	43,100
Stock-based compensation	510,274	319,133	193,915	86,319	29,768
Adjusted EBITDA	$779,804	$592,214	$376,243	$223,030	$98,713

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview

As the world's largest professional network on the Internet, we currently have over 400 million members in over 200 countries and territories. LinkedIn's value proposition for our members and customers is simple: connect to opportunity. Members use our platform to stay connected and informed, advance their career, and work smarter. Ultimately, our vision is to create economic opportunity for every member of the global workforce by building the world's first economic graph, a digital representation of the global economy.

Our focus is on delivering value to members in their professional lives. We believe creating value for members strengthens the network effect of our platform and enables us to deliver products that create value to our customers. In 2015, we made progress against several long-term initiatives that deliver value to our members, specifically: geographic expansion, particularly in China; launching our re-imagined flagship mobile app; improving the overall job seeking experience, including scaling the total number of jobs on our platform; and focusing on our content strategy.

Also, in 2015, we acquired lynda.com, Inc. ("Lynda.com"), a privately-held online learning company that offers an extensive, high quality library of professional training videos and courses. We believe that the acquisition of Lynda.com further expands our content strategy, broadens our Talent Solutions product portfolio, and helps us realize our vision of building the world's first economic graph. The total purchase price for all of the outstanding equity interests of Lynda.com was approximately $1.5 billion, subject to adjustment, in combination of approximately 52% cash and approximately 48% in our Class A common stock.

Our revenue comes from products that monetize the critical mass of our platform. We believe by creating value for our members we can transform the way our customers hire, market, sell, and learn on a global basis through our three product lines: Talent Solutions, Marketing Solutions, and Premium Subscriptions. Our Talent Solutions include Hiring and Learning & Development ("L&D"). Hiring provides products to recruiters that enable them to attract, recruit, and hire talent. L&D, from our acquisition of Lynda.com, provides subscriptions to enterprises and individuals to online education courses. Our Marketing Solutions enable enterprises and individuals to advertise to our member base through relevant content. Our Premium Subscriptions (inclusive of Sales Solutions) enable professionals to manage their professional identity, grow their network, and connect with talent, while Sales Navigator, our premium social selling solution, enables sales professionals to find leads and generate sales.

While we experienced significant revenue growth in 2015 compared to 2014, we had significant operating losses as a result of our long-term investment strategy. In 2015, our net revenue was $2,990.9 million, which represents an increase of 35% from 2014. Our net revenue benefited from increased sales of our core products, specifically Recruiter, Jobs, Sponsored Content, and Sales Solutions as well as revenue from our recent acquisition of Lynda.com. In 2015, we had an operating loss of $214.7 million driven by increases in headcount-related expenses of $636.2 million as we hired additional employees to support the growth in our business. We also had an increase of $183.5 million in depreciation and amortization related to intangible assets from our acquisition of Lynda.com, build out of our data centers, leasehold improvements as we lease additional facilities to accommodate our headcount growth, and capitalized website and internal-use software.

We expect our growth rate to continue to decrease over time. As our net revenue increases, we expect that our growth rate related to net revenue will continue to decrease over time. Also, given the large scale and critical mass of our network, we believe member and engagement growth, as measured by our key metrics, will decelerate over time and that this may impact the growth of certain portions of our business. Our future growth will depend, in part, on our ability to continue to increase member growth and engagement by creating value for members as well as strengthening our core offerings on mobile and desktop devices and expanding our global presence, which we believe will result in increased sales of our Talent Solutions, Marketing Solutions, and Premium Subscriptions.

Our long-term financial focus is on sustainable, long-term growth; however, in the near term we expect US GAAP operating losses as we continue to make investments in our business. Our investments in 2016 will focus on the following themes: our core products within Talent Solutions, Marketing Solutions, and Premium Subscriptions, the marketplace dynamics between members and customers to create reciprocal value in our products, and intelligent growth by supporting our long-term financial objectives of sustainable revenue and earnings growth.

•	Our Products. With respect to product development, we will continue to focus investment on our member and customer value proposition: connect to opportunity.

◦	Members. We plan to continue to invest in our global member experience focusing on our value propositions: helping members stay connected and informed, advance their careers, and work smarter.

◦	Customers. We plan to invest in our core product development efforts to transform the way customers hire, market, sell, and learn.
In addition, we expect to continue to invest in mobile across our product lines. Mobile is the fastest growing channel for member engagement, growing at twice the rate of overall site traffic with mobile unique visiting members representing 54% of unique visiting members in 2015.

•
Our Talent. We expect to expand our workforce in 2016, however, such expansion, specifically related to our sales and product development teams, will be at a slower rate than in 2015. We expect that the increased headcount will result in an increase in related expenses, including stock-based compensation expense and capital expenditures related to facilities. As of December 31, 2015, we had 9,372 employees, which represented an increase of 36% compared to the prior year end. Excluding the employees from our acquisition of Lynda.com, we would have had 8,797 employees, which represents an increase of 28% compared to 2014.

•
Our Technology. We expect to continue to make significant capital expenditures to upgrade our technology and network infrastructure to improve the ability of our website to handle expected increases in usage, to enable the release of new features and solutions, and to scale for future growth. These investments are particularly focused on expanding our footprint of data centers.

As a result of our investment philosophy, we expect to be in an operating loss on a consolidated basis under generally accepted accounting principles in the United States of America ("US GAAP").

Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. In addition, we regularly review our key metrics to assess whether they are the best metrics available to us as the business environment we operate in changes. For example, as mobile traffic continues to represent a larger portion of member engagement on our site, the relevance of member page views as a metric decreases because a well-designed mobile application may reduce the number of clicks and pages a member touches. In the future, we may consider alternative metrics to member page views such as a metric that tracks the frequency of engagement a member has with our site.

•
Number of Registered Members. We define the number of registered members in our network as the number of individual users who have created a member profile on LinkedIn.com as of the date of measurement. We believe the number of registered members is an indicator of the growth of our network and our ability to receive the benefits of the network effects resulting from such growth. Growth in our member base depends, in part, on our ability to successfully develop and market our solutions to professionals who have not yet become members of our network. Member growth will also be contingent on our ability to translate our offerings into additional languages, create more localized products in certain key markets, and more broadly expand our member base internationally. We believe that a higher number of registered members will result in increased sales of our Talent Solutions, Marketing Solutions, and Premium Subscriptions, as customers will have access to a larger pool of professional talent. However, a higher number of registered members will not immediately increase sales, nor will a higher number of registered members in a given region immediately increase sales in that region, as growth of sales and marketing activities generally takes more time to develop than membership growth.

The following table presents the number of registered members as of the periods presented by geographic region:

	December 31,			December 31,
	2015	2014	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Members by geographic region:
United States	125,142	111,422	12%	111,422	94,115	18%
Other Americas (1)	70,020	59,658	17%	59,658	47,646	25%
Total Americas	195,162	171,080	14%	171,080	141,761	21%
EMEA (2)	132,634	110,654	20%	110,654	85,656	29%
APAC (3)	85,875	64,997	32%	64,997	49,425	32%
Total number of registered members (4)	413,671	346,731	19%	346,731	276,842	25%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

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

The number of our registered members increased by 19% in 2015 compared to 2014, and by 25% in 2014 compared to 2013. Over these same periods, the growth rate in our net revenue exceeded the growth rate of our number of registered members. While growth in the number of registered members can be an indicator of expected revenue growth, it also informs our management’s decisions with respect to those areas of our business that will require further investment to support expected future membership growth. For example, as the number of registered members increases, we may need to increase our capital expenditures to improve our information technology infrastructure to maintain the effectiveness of our solutions and the performance of our website and mobile applications for our members.

•
Unique Visiting Members. We define unique visiting members as the total number of members who have visited LinkedIn.com on desktop or have visited selected mobile applications offered by LinkedIn.com on their mobile devices at least once during a month. We view unique visiting members as a key indicator of whether we are delivering value to members by continuing to improve our product offerings as well as growth in our brand awareness among members. Higher levels of member traffic contribute to building a larger pool of professional talent and a richer data ecosystem, which is our key monetizable asset. We leverage these assets, both directly and indirectly, to grow sales within Talent Solutions, Marketing Solutions, and Premium Subscriptions. Continued growth in unique visiting members will be driven by growth in the number of registered members, improvements to features and products that drive traffic to our website and mobile applications, and global expansion. This growth may be impacted by business decisions aligned with our long-term strategy in order to create a better member experience. For example, our decision to reduce the number of emails sent to members may adversely impact the amount of member traffic to our site.

The following table presents the average monthly number of unique visiting members during the periods presented:

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Unique visiting members (1), (3)	98,452	87,222	13%	87,222	73,147	19%
Mobile unique visiting members (2), (3)	52,770	40,050	32%	40,050	26,521	51%
 ______________________

(1)	Members who have visited LinkedIn.com on their desktops and/or have visited selected mobile applications offered by LinkedIn.com on their mobile devices.

(2)	Members who have visited selected mobile applications offered by LinkedIn.com on their mobile devices.

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

•
Member Page Views. We define page views as the total number of page views our members view during the measurement period on LinkedIn.com for desktop and on selected mobile applications offered by LinkedIn.com for mobile devices. Similar to unique visiting members, we believe member page views is an indicator for gaining insight into whether our members are deriving increased value from our solutions. However, as overall site traffic is increasingly coming from mobile, we expect this metric to become less meaningful over time, as a well-designed mobile application reduces the number of clicks and pages a user touches in order to create a high quality mobile experience. For example, member page views may be adversely impacted by our new mobile flagship app which streamlines the product by decreasing the number of page views necessary to navigate the app. Specifically, more intuitive tabbed browsing replaces a dedicated navigation page, which creates more seamless interaction. Additionally, member page views may not capture all of the value that our members and other users derive from our solutions because part of the benefit of certain products and features is that the member does not need to visit our website to receive value from our platform. For example, members can respond to InMails they receive from other members without accessing their LinkedIn account or our website.

The following table presents the number of member page views during the periods presented:

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	(in millions)			(in millions)
Member page views (1), (2)	143,464	109,110	31%	109,110	82,990	31%
 ______________________

(1)	These metrics include member page views on LinkedIn.com for desktop and selected mobile applications offered by LinkedIn.com for mobile devices.

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

•
Number of LinkedIn Corporate Solutions Customers. We define the number of LinkedIn Corporate Solutions ("LCS") customers as the number of enterprises and professional organizations that we have under active contracts for our LCS products as of the date of measurement. Our LCS products include LinkedIn Recruiter, Job Slots, Recruitment Media, and Career Pages, which are all part of Hiring within Talent Solutions. LCS products do not include LinkedIn Jobs Postings, Job Seeker subscriptions, or Recruiter Lite subscriptions. The number of LCS customers can be an indicator of our market penetration in the online recruiting market and the value that our products bring to both large and small enterprises and professional organizations. However, we do not use this metric to manage our business and we believe the usefulness of this metric is limited. For example, the amount of revenue attributable to a particular customer can vary significantly, and therefore one large customer can be much more significant than a large number of smaller customers. In addition, we recognize LCS product revenue ratably over the terms of the respective agreements, which are typically 12 months. As a result, a significant amount of the LCS product revenue is derived from the recognition of deferred revenue relating to contracts entered into during previous quarters. Consequently, new customers in any single quarter will likely have a minor impact on our revenue for that quarter. In addition, there has recently been a conscious business effort to direct certain field sales customers to self-serve products, which is expected to be favorable to our business, but would be negatively reflected in our LCS customer count as self-serve customers are not included in this metric. We believe the number of LCS customers was more meaningful when we were a less mature company with a smaller overall customer base. For the above reasons, we do not intend on providing this metric in the future and will continue to consider disclosing other metrics that may promote a material understanding of our business.

The following table presents the number of LCS customers as of the periods presented:

	December 31,			December 31,
	2015	2014	% Change	2014	2013	% Change
LCS customers	42,987	33,271	29%	33,271	24,444	36%

•
Sales Channel Mix. We sell our Talent Solutions, Marketing Solutions, and Sales Solutions (included in Premium Subscriptions) offline through our field organization or online on our website. Since the launch of the new Sales Navigator and increasing investment in the Sales Solutions field sales team, we expect that the portion of Premium Subscriptions revenue from our field sales channel will continue to increase over time.

Our field sales organization uses a direct sales force to solicit customers and agencies. This offline channel is characterized by a longer sales cycle where price can be negotiated, higher relative average selling prices, longer contract terms, higher selling expenses, and a longer cash collection cycle compared to our online channel.
Our online, or self-service, sales channel allows members to purchase solutions directly on our website. Members can purchase Premium Subscriptions as well as certain lower priced products in our Talent Solutions and Marketing Solutions, such as Job Seeker subscriptions, Job Postings, Recruiter Lite, and self-service advertising. This channel is characterized by lower average selling prices, availability of monthly contractual terms, lower selling costs, and a highly liquid collection cycle.

The following table presents our net revenue by field sales and online sales:

	Year Ended December 31,
	2015		2014		2013
	($ in thousands)
Field sales	$1,864,553	62%	$1,349,804	61%	$891,458	58%
Online sales	1,126,358	38%	868,963	39%	637,087	42%
Net revenue	$2,990,911	100%	$2,218,767	100%	$1,528,545	100%

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we disclose adjusted EBITDA, a non-GAAP financial measure, within this Annual Report on Form 10-K. We define adjusted EBITDA as net income (loss), plus: provision for income taxes; other (income) expense, net; depreciation and amortization; and stock-based compensation. The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable US GAAP financial measure.
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
For additional information on the limitations of adjusted EBITDA, see “Adjusted EBITDA” in Item 6 “Selected Financial Data” for more information.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(164,761)	$(15,320)	$26,769
Provision (benefit) for income taxes	(49,969)	46,525	22,459
Other (income) expense, net	63,788	4,930	(1,416)
Depreciation and amortization	420,472	236,946	134,516
Stock-based compensation	510,274	319,133	193,915
Adjusted EBITDA	$779,804	$592,214	$376,243

Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2015	2014	2013
	(as a percentage of net revenue)
Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14	13	13
Sales and marketing	35	35	34
Product development	26	24	26
General and administrative	16	15	15
Depreciation and amortization	14	11	9
Total costs and expenses	105	98	97
Income (loss) from operations	(5)	2	3
Other income (expense), net:
Interest income	—	—	—
Interest expense	(2)	—	—
Other, net	(1)	—	—
Other income (expense), net	(2)	—	—
Income (loss) before income taxes	(7)	1	3
Provision (benefit) for income taxes	(2)	2	1
Net income (loss)	(6)	(1)	2
Accretion of redeemable noncontrolling interest	—	—	—
Net income (loss) attributable to common stockholders	(6)%	(1)%	2%
  ______________________
(1) Certain items may not total due to rounding.
Net Revenue
We generate revenue from Talent Solutions, Marketing Solutions, and Premium Subscriptions.
Talent Solutions. Talent Solutions revenue is comprised of Hiring and Learning & Development products. Hiring products primarily consist of LinkedIn Recruiter, Job Slots, Career Pages, Job Postings, Job Seeker subscriptions and Recruiter Lite subscriptions. The Company provides access to its professional database of both active and passive job candidates with LinkedIn Recruiter, which allows corporate recruiting teams to identify candidates based on industry, job function, geography, experience/education, and other specifications. Revenue from the LinkedIn Recruiter product is recognized ratably over the subscription period, which consists primarily of annual subscriptions that are billed monthly, quarterly, or annually. The Company also earns revenue from Job Slots, which enable an enterprise or professional organization to post jobs on its website, and allows the job that is posted to be changed, updated or modified over the life of the contract. Revenue from Job Slots is recognized ratably over the contract, typically 12 months. Career Pages give enterprises and professional organizations the ability to customize the career section of their Company Profiles and content on Career Pages to allow potential candidates to learn more about what it is like to work at their company. Revenue from Career Pages is recognized ratably over the contractual period, which is typically 12 months. The Company also earns revenue from the placement of Job Postings on its website, which generally run for 30 days. Independent recruiters can pay to post job openings that are accessible through job searches or targeted job matches. Revenue from Job Postings is recognized as the posting is displayed or at the expiration of the contract period, if not utilized. Job Seeker subscriptions give access to premium features on our website to help them find job opportunities. Revenue from Job Seeker and Recruiter Lite subscriptions is also recognized ratably over the contractual period, which consists of monthly and annual subscriptions. Learning & Development products consist of individual and enterprise subscriptions to the Lynda.com learning platform. Revenue from these subscriptions is recognized ratably over the subscription period, which consists of monthly and annual subscriptions for individuals and annual and multi-year subscriptions for enterprises.

Marketing Solutions. Marketing Solutions revenue is earned from advertisements (consisting of content-based, graphic display, and text link) shown primarily on LinkedIn.com and its mobile applications based on either a cost per click or cost per advertisement model. Revenue from Internet advertising is generally recognized on a gross basis, with the exception of transactions with advertising agencies, which are recognized net of agency discounts.
Premium Subscriptions. Premium Subscriptions revenue is derived primarily from selling various subscriptions that allow members to have further access to premium services on LinkedIn.com. The Company offers its members monthly or annual subscriptions. Revenue from Premium Subscription services is recognized ratably over the contractual period, which is generally from one to 12 months. Premium Subscriptions also includes revenue from its Sales Solutions products, which includes annual subscription solutions sold through its field sales and online channels. Revenue from Sales Solution subscriptions is also recognized ratably over the contractual period, which is generally from one to 12 months.

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Net revenue by product:
Talent Solutions
Hiring	$1,769,771	$1,327,737	33%	$1,327,737	$910,257	46%
Learning & Development	107,424	—	n/a	—	—	n/a
Total Talent Solutions	1,877,195	1,327,737	41%	1,327,737	910,257	46%
Marketing Solutions	581,328	454,500	28%	454,500	311,777	46%
Premium Subscriptions	532,388	436,530	22%	436,530	306,511	42%
Total	$2,990,911	$2,218,767	35%	$2,218,767	$1,528,545	45%
Percentage of net revenue by product: (1)
Talent Solutions
Hiring	59%	60%		60%	60%
Learning & Development	4%	—%		—%	—%
Total Talent Solutions	63%	60%		60%	60%
Marketing Solutions	19%	20%		20%	20%
Premium Subscriptions	18%	20%		20%	20%
Total	100%	100%		100%	100%
  ______________________
(1) Certain items may not total due to rounding.
2015 Compared to 2014
Total net revenue increased $772.1 million in 2015 compared to 2014.
Net revenue from our Talent Solutions increased $549.5 million, which is comprised of increases in Hiring of $442.0 million and Learning & Development of $107.4 million. The increase in Hiring revenue was driven by increased spending by existing customers as well as additional business from new customers, compared to the prior year. Learning & Development consists of revenue from our recent acquisition of Lynda.com.
Net revenue from our Marketing Solutions increased $126.8 million primarily due to Sponsored Content from our field sales and self-service channels, and to a lesser extent, revenue from products related to our acquisition of Bizo, Inc. ("Bizo"), partially offset by weakness in demand for our display advertising products. Sponsored Content represented 48% of Marketing Solutions revenue in 2015, and we expect it to represent a larger percentage of Marketing Solutions revenue as we continue to shift to content marketing and experience less demand for display advertising products. In addition, in 2016, Bizo-related product revenue will decline as we discontinue the standalone products and work to migrate the functionality from the Bizo-related products into our Sponsored Content platform, making the technology accessible to any Marketing Solutions customer.
Net revenue from our Premium Subscriptions increased $95.9 million primarily due to the increase in revenue from our Sales Solutions products, which include Sales Navigator. Our Sales Solutions products continue to grow at a higher rate than our other Premium Subscription products as well as continue to represent a larger percentage of total Premium Subscriptions revenue. Sales Navigator represented 35% of Premium Subscriptions revenue in 2015.
2014 Compared to 2013
Total net revenue increased $690.2 million in 2014 compared to 2013.
Net revenue from our Talent Solutions increased $417.5 million as a result of increased spending by existing customers as well as generating business from new customers, as evidenced by the 36% increase in the number of LCS customers as of December 31, 2014 compared to 2013.
Net revenue from our Marketing Solutions increased $142.7 million primarily due to the increase in revenue of $113.3 million from the introduction of Sponsored Updates in our field sales and self-service channels, which was launched in the third quarter of 2013, and to a lesser extent, revenue of $22.9 million from our acquisition of Bizo.
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
The following table presents our net revenue by geographic region:

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Net revenue by geographic region:
United States	$1,845,808	$1,333,978	38%	$1,333,978	$942,122	42%
Other Americas (1)	167,975	143,207	17%	143,207	109,672	31%
Total Americas	2,013,783	1,477,185	36%	1,477,185	1,051,794	40%
EMEA (2)	730,244	554,567	32%	554,567	358,244	55%
APAC (3)	246,884	187,015	32%	187,015	118,507	58%
Total	$2,990,911	$2,218,767	35%	$2,218,767	$1,528,545	45%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

International revenue increased $260.3 million in 2015 compared to 2014, and $298.4 million in 2014 compared to 2013. International revenue represented 38%, 40%, and 38% of total revenue in 2015, 2014, and 2013, respectively. The increase in international revenue is due to the expansion of our sales, technical, and support operations in international locations and growth in our global member base due to developing our brand across various geographies, partially offset by foreign currency fluctuations. Within Marketing Solutions, the United States has experienced stronger growth than our international markets, primarily due to a higher adoption rate of Sponsored Content and less pronounced weakening of premium display advertising products domestically. We expect international revenue to increase on an absolute basis as we continue to expand our sales force in key international markets where member engagement supports business efforts at scale.

The following table presents our net revenue by geography, by product:

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Net revenue by geography, by product:
United States
Talent Solutions	$1,157,231	$809,560	43%	$809,560	$582,928	39%
Marketing Solutions	377,490	272,179	39%	272,179	179,983	51%
Premium Subscriptions	311,087	252,239	23%	252,239	179,211	41%
Total United States revenue	$1,845,808	$1,333,978	38%	$1,333,978	$942,122	42%
International
Talent Solutions	$719,964	$518,177	39%	$518,177	$327,329	58%
Marketing Solutions	203,838	182,321	12%	182,321	131,794	38%
Premium Subscriptions	221,301	184,291	20%	184,291	127,300	45%
Total International revenue	$1,145,103	$884,789	29%	$884,789	$586,423	51%

Total	$2,990,911	$2,218,767	35%	$2,218,767	$1,528,545	45%
Cost of Revenue
Our cost of revenue primarily consists of salaries, benefits, and stock-based compensation for our production operations, customer support, infrastructure and advertising operations teams, and web hosting costs related to operating our website. Credit card processing fees, off-network advertising costs, content-related expenses, author expenses, allocated facilities costs, and other supporting overhead costs are also included in cost of revenue. For cost of revenue, in 2016, we expect higher production related costs, including author royalty expenses, in connection with the operation of Lynda.com, which we acquired in the second quarter of 2015. In addition, we expect off-network advertising costs to decrease as a result of our decision to discontinue Bizo-related standalone products. Consistent with our investment philosophy for 2016, we expect cost of revenue to increase on an absolute basis and decrease as a percentage of revenue.

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$418,858	$293,797	43%	$293,797	$202,908	45%
Percentage of net revenue	14%	13%		13%	13%
Headcount (at period end)	1,468	1,043	41%	1,043	793	32%
Cost of revenue increased $125.1 million in 2015 compared to 2014. The increase was driven by increases in headcount related expenses of $69.8 million as we continue to hire to support the growth of our business. In addition, direct costs increased $32.1 million due to increases in off-network advertising costs, credit card processing fees, author royalty expenses, and other direct costs.
Cost of revenue increased $90.9 million in 2014 compared to 2013. The increase was primarily attributable to increases in headcount related expenses of $47.7 million as we continued to hire to support the growth of our business, other direct costs of $15.7 million (primarily consisting of credit card processing fees), web hosting service expenses of $13.7 million, and facilities and related costs of $11.8 million.

Sales and Marketing
Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising, public relations costs, and commissions paid to agencies, as well as allocated facilities and other supporting overhead costs. We plan to continue to invest heavily in sales and marketing to expand our global footprint, grow our current customer accounts and continue building brand awareness. Consistent with our investment philosophy for 2016, we expect sales and marketing expenses to increase on an absolute basis and remain flat as a percentage of revenue.

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Sales and marketing	$1,048,129	$774,411	35%	$774,411	$522,100	48%
Percentage of net revenue	35%	35%		35%	34%
Headcount (at period end)	4,147	2,989	39%	2,989	2,159	38%
Sales and marketing expenses increased $273.7 million in 2015 compared to 2014. The increase was driven by an increase in headcount related expenses of $227.5 million as we continue to expand our field sales organization globally. We also experienced increases in marketing expenses of $18.9 million related to advertising for Lynda.com and facilities and related costs of $15.4 million.
Sales and marketing expenses increased $252.3 million in 2014 compared to 2013. The increase was primarily attributed to an increase in headcount related expenses of $204.9 million as we continued to expand our field sales organization globally. We also experienced increases in facilities and related costs of $19.7 million, consulting services of $11.7 million, marketing and public relations expenses of $9.0 million, and agency commissions of $3.6 million.
Product Development
Our product development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers and developers. In addition, product development expenses include outside services and consulting, as well as allocated facilities, and other supporting overhead costs. We believe that continued investment in features, software development tools, and code modification is important to achieving our strategic objectives. Consistent with our investment philosophy for 2016, we expect to continue to invest heavily in product development. Accordingly, we expect product development expense to increase on an absolute basis and remain flat as a percentage of revenue.

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Product development	$775,660	$536,184	45%	$536,184	$395,643	36%
Percentage of net revenue	26%	24%		24%	26%
Headcount (at period end)	2,454	1,795	37%	1,795	1,378	30%
Product development expenses increased $239.5 million in 2015 compared to 2014. The increase was driven by an increase in headcount related expenses of $214.1 million as a result of our focus on developing new features and products that create value for our members. We also experienced an increase in consulting and outside services of $12.0 million.
Product development expenses increased $140.5 million in 2014 compared to 2013. The increase was primarily attributable to an increase in headcount related expenses of $124.0 million as a result of our focus on developing new features and products that create value for our members. We also experienced increases in facilities and related costs of $13.6 million and web hosting service expenses of $2.8 million.

General and Administrative
Our general and administrative expenses primarily consist of salaries, benefits, and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs not allocated to other departments. Consistent with our investment philosophy for 2016, we expect general and administrative expenses to increase on an absolute basis and decrease as a percentage of revenue.

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
General and administrative	$478,734	$341,294	40%	$341,294	$225,566	51%
Percentage of net revenue	16%	15%		15%	15%
Headcount (at period end)	1,303	1,070	22%	1,070	715	50%
General and administrative expenses increased $137.4 million in 2015 compared to 2014. The increase was driven by an increase in headcount related expenses of $119.7 million to support our overall growth, of which $29.1 million was related to one-time charges in connection with our acquisition of Lynda.com. We also experienced an increase in consulting services of $14.2 million.
General and administrative expenses increased $115.7 million in 2014 compared to 2013. The increase was primarily attributable to an increase in headcount related expenses of $83.4 million to support our overall growth. We also experienced increases in legal and consulting services of $13.9 million, facilities and related costs of $10.4 million, and bad debt expense of $6.7 million.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized software development costs, and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis and increase as a percentage of revenue as we continue to expand our technology and facilities infrastructure.

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Depreciation and amortization	$420,472	$236,946	77%	$236,946	$134,516	76%
Percentage of net revenue	14%	11%		11%	9%
Depreciation and amortization expenses increased $183.5 million in 2015 compared to 2014, and increased $102.4 million in 2014 compared to 2013. Depreciation expense increased $83.5 million and $84.2 million in 2015 compared to 2014, and 2014 compared to 2013, respectively, was the result of the build out of our data centers, increases in leasehold improvements as we lease additional facilities to accommodate our headcount growth, and increases in capitalized website and internal-use software. Amortization expense increased $100.1 million and $18.2 million in 2015 compared to 2014 and 2014 compared to 2013, respectively, was due to amortization of intangible assets from acquisitions. In 2015, the primary driver of amortization expense was amortization of customer relationships and content from our acquisition of Lynda.com.
Other Income (Expense), Net
Other income (expense), net consists primarily of the interest expense from our convertible senior notes, income earned on our investments, fair value adjustments on our other derivative, and foreign exchange gains and losses. Hedging strategies that we have implemented or may implement to mitigate foreign exchange risk may not eliminate our exposure to foreign exchange fluctuations.

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Interest income	$10,571	$4,971	$2,895
Interest expense	(50,882)	(6,797)	—
Net loss on foreign exchange and foreign currency derivative contracts	(15,017)	(3,284)	(1,626)
Net realized gain on sales of marketable securities	72	117	127
Fair value adjustment on other derivative	(8,800)	—	—
Other non-operating income, net	268	63	20
Total other income (expense), net	$(63,788)	$(4,930)	$1,416
Other income (expense), net decreased $58.9 million in 2015 compared to 2014 and $6.3 million in 2014 compared to 2013 primarily due to interest expense related to our convertible senior notes. We also experienced increased foreign exchange losses as a result of changes in time value of foreign currency option contracts and the strengthening of the US dollar. And, as a result of our adoption of authoritative accounting guidance on hedging and derivatives, we have $8.8 million in fair value adjustments on other derivative related to the conversion features in the preferred stock of our joint venture. See Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements under Item 8 for additional information on this adoption.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. See Note 15, Income Taxes, of the Notes to the Consolidated Financial Statements under Item 8 for additional information.
We expect to be in an operating loss on a US and consolidated basis under US GAAP in 2016. As a result, we may take a charge of approximately $100.0 million during 2016 as a result of establishing a valuation allowance against our deferred tax assets. We regularly assess the realizability of our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Assumptions used to forecast future taxable income often require significant judgment. More weight is given to objectively verifiable evidence. In the event we determine that we would not be able to realize all or part of our net deferred tax assets in the future, a valuation allowance will be established against deferred tax assets in the period in which we make such determination. The need to establish a valuation allowance against deferred tax assets may cause greater volatility in our effective tax rate. It is reasonably possible that any such adjustment would materially change in the next 12 months.

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Provision (benefit) for income taxes	$(49,969)	$46,525	(207)%	$46,525	$22,459	107%
Effective tax rate	23%	149%		149%	46%

Income tax expense decreased $96.5 million in 2015 compared to 2014. The effective tax rates as of December 31, 2015 and December 31, 2014 were 23% and 149%, respectively. Our tax benefit was driven by significant worldwide and US losses in 2015 and an increase in the 2015 Federal Research and Experimentation credit as compared to 2014. Foreign losses decreased compared to 2014 primarily due to lower research and development expenses, which include costs charged to our international subsidiaries by LinkedIn.
Income tax expense increased $24.1 million in 2014 compared to 2013. The effective tax rates as of December 31, 2014 and December 31, 2013 were 149% and 46%, respectively. The increase in year-over-year effective tax rates was primarily due to increased foreign losses in 2014 for which deferred tax assets have not been recognized and the 2012 Federal Research and Experimentation credit, which was included in the 2013 tax benefit. The increase in foreign losses is due primarily to research and development expenses growing at a faster rate than international revenue. International research and development expenses include costs charged by LinkedIn Corporation pursuant to US Treasury Regulations and guidelines from the Organisation for Economic Cooperation and Development ("OECD").
On December 19, 2014, the President of the United States signed into law The Tax Increase Prevention Act of 2014 (the "2014 Act"). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2013. The 2014 Act extended the research credit for one year to December 31, 2014. The extension of the research credit was retroactive and includes amounts paid or incurred after December 31, 2013. As a result of the retroactive extension, we recognized a tax benefit of $15.1 million in the twelve months ended December 31, 2014 for qualifying amounts incurred in 2014.
On December 18, 2015, the President of the United States signed into law The Protecting Americans from Tax Hikes (PATH) Act of 2015 (the "2015 Act"). The 2015 act establishes a permanent research tax credit for qualifying amounts paid or incurred after December 31, 2014. As a result of the enacted permanent credit, we recognized a tax benefit of $20.4 million in 2015 for qualifying amounts incurred in 2015.

Consolidated Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations data and our unaudited consolidated statements of operations data as a percentage of net revenue for each of the eight quarters ended December 31, 2015. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the consolidated results of operations for a full year or any future period.

	For the Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
		(As Adjusted) (1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$861,894	$779,595	$711,735	$637,687	$643,432	$568,265	$533,877	$473,193
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (2)	118,998	111,368	100,086	88,406	86,902	74,904	69,536	62,455
Sales and marketing (2)	291,768	265,454	261,271	229,636	224,227	199,168	184,494	166,522
Product development (2)	217,265	202,682	190,133	165,580	150,289	136,542	128,731	120,622
General and administrative (2)	120,161	118,871	142,389	97,313	96,722	89,266	80,688	74,618
Depreciation and amortization	129,595	117,901	99,004	73,972	71,118	59,782	56,306	49,740
Total costs and expenses	877,787	816,276	792,883	654,907	629,258	559,662	519,755	473,957
Income (loss) from operations	(15,893)	(36,681)	(81,148)	(17,220)	14,174	8,603	14,122	(764)
Other income (expense), net:
Interest income	3,771	2,798	2,017	1,985	1,223	1,413	1,329	1,006
Interest expense	(12,818)	(12,773)	(12,694)	(12,597)	(6,797)	—	—	—
Other, net	(7,035)	(10,684)	(1,723)	(4,035)	(1,731)	(1,261)	(132)	20
Other income (expense), net	(16,082)	(20,659)	(12,400)	(14,647)	(7,305)	152	1,197	1,026
Income (loss) before income taxes	(31,975)	(57,340)	(93,548)	(31,867)	6,869	8,755	15,319	262
Provision (benefit) for income taxes	(24,064)	(10,429)	(26,048)	10,572	3,774	12,917	16,253	13,581
Net income (loss)	(7,911)	(46,911)	(67,500)	(42,439)	3,095	(4,162)	(934)	(13,319)
Accretion of redeemable noncontrolling interest	(514)	(512)	(248)	(109)	(100)	(101)	(100)	(126)
Net income (loss) attributable to common stockholders	$(8,425)	$(47,423)	$(67,748)	$(42,548)	$2,995	$(4,263)	$(1,034)	$(13,445)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.06)	$(0.36)	$(0.53)	$(0.34)	$0.02	$(0.03)	$(0.01)	$(0.11)
Diluted	$(0.06)	$(0.36)	$(0.53)	$(0.34)	$0.02	$(0.03)	$(0.01)	$(0.11)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	131,583	130,716	128,241	125,471	124,590	123,427	122,170	120,967
Diluted	131,583	130,716	128,241	125,471	127,338	123,427	122,170	120,967

(1) In the fourth quarter of 2015, we adopted new authoritative guidance on determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity on a modified retrospective approach. As such, in the third quarter of 2015, we have recorded additional expense of $6.9 million to Other income (expense), net, which increased our Net loss attributable to common stockholders by a corresponding amount. The impact to the fourth quarter of 2015 was additional expense of $1.9 million to Other income (expense), net.

(2) Stock-based compensation included in line items above (in thousands):

Cost of revenue	$13,940	$12,934	$11,946	$9,757	$8,614	$7,336	$6,831	$5,836
Sales and marketing	26,709	26,609	23,417	19,341	18,725	15,334	13,926	12,181
Product development	64,770	58,419	59,847	49,970	44,134	40,014	37,582	33,126
General and administrative	29,381	28,912	50,281	24,041	22,153	20,226	16,489	16,626
Total stock-based compensation	$134,800	$126,874	$145,491	$103,109	$93,626	$82,910	$74,828	$67,769

	For the Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
		(As Adjusted) (1)
	(as a percentage of net revenue)
Consolidated Statements of Operations Data: (2)
Net revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	14	14	14	14	14	13	13	13
Sales and marketing	34	34	37	36	35	35	35	35
Product development	25	26	27	26	23	24	24	25
General and administrative	14	15	20	15	15	16	15	16
Depreciation and amortization	15	15	14	12	11	11	11	11
Total costs and expenses	102	105	111	103	98	98	97	100
Income (loss) from operations	(2)	(5)	(11)	(3)	2	2	3	—
Other income (expense), net:
Interest income	—	—	—	—	—	—	—	—
Interest expense	(1)	(2)	(2)	(2)	(1)	—	—	—
Other, net	(1)	(1)	—	(1)	—	—	—	—
Other income (expense), net	(2)	(3)	(2)	(2)	(1)	—	—	—
Income before income taxes	(4)	(7)	(13)	(5)	1	2	3	—
Provision for income taxes	(3)	(1)	(4)	2	1	2	3	3
Net income (loss)	(1)	(6)	(9)	(7)	—	(1)	—	(3)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	(1)%	(6)%	(10)%	(7)%	—%	(1)%	—%	(3)%
__________________

(1)
In the fourth quarter of 2015, we adopted new authoritative guidance on determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity on a modified retrospective approach. As such, in the third quarter of 2015, we have recorded additional expense of $6.9 million to Other income (expense), net, which increased our Net loss attributable to common stockholders by a corresponding amount. The impact to the fourth quarter of 2015 was additional expense of $1.9 million to Other income (expense), net.

(2)	Certain items may not total due to rounding.

	For the Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(in thousands)
Additional Financial Data:
Net revenue by product:
Talent Solutions
Hiring	$486,746	$460,838	$425,812	$396,375	$369,348	$344,568	$322,227	$291,594
Learning & Development	48,593	41,273	17,558	—	—	—	—	—
Total Talent Solutions	535,339	502,111	443,370	396,375	369,348	344,568	322,227	291,594
Marketing Solutions	182,550	139,549	140,037	119,192	152,729	109,231	106,476	86,064
Premium Subscriptions	144,005	137,935	128,328	122,120	121,355	114,466	105,174	95,535
Total	$861,894	$779,595	$711,735	$637,687	$643,432	$568,265	$533,877	$473,193
Net revenue by geographic region:
United States	$527,719	$484,300	$444,531	$389,258	$388,194	$343,132	$317,774	$284,878
Other Americas (1)	46,500	43,505	39,904	38,066	39,238	36,538	35,527	31,904
Total Americas	574,219	527,805	484,435	427,324	427,432	379,670	353,301	316,782
EMEA (2)	217,624	187,286	168,771	156,563	162,064	139,702	134,930	117,871
APAC (3)	70,051	64,504	58,529	53,800	53,936	48,893	45,646	38,540
Total	$861,894	$779,595	$711,735	$637,687	$643,432	$568,265	$533,877	$473,193
Net revenue by geography, by product:
United States
Talent Solutions	$328,772	$309,935	$277,772	$240,752	$222,670	$208,635	$197,852	$180,403
Marketing Solutions	114,955	93,362	91,761	77,412	94,991	68,767	59,383	49,038
Premium Subscriptions	83,992	81,003	74,998	71,094	70,533	65,730	60,539	55,437
Total United States revenue	$527,719	$484,300	$444,531	$389,258	$388,194	$343,132	$317,774	$284,878
International
Talent Solutions	$206,567	$192,176	$165,598	$155,623	$146,678	$135,933	$124,375	$111,191
Marketing Solutions	67,595	46,187	48,276	41,780	57,738	40,464	47,093	37,026
Premium Subscriptions	60,013	56,932	53,330	51,026	50,822	48,736	44,635	40,098
Total International revenue	$334,175	$295,295	$267,204	$248,429	$255,238	$225,133	$216,103	$188,315

Total	$861,894	$779,595	$711,735	$637,687	$643,432	$568,265	$533,877	$473,193
Net revenue by sales channel:
Field sales	$551,279	$479,547	$440,476	$393,251	$413,867	$341,691	$318,984	$275,262
Online sales	310,615	300,048	271,259	244,436	229,565	226,574	214,893	197,931
Total	$861,894	$779,595	$711,735	$637,687	$643,432	$568,265	$533,877	$473,193
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

	For the Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(in thousands, except customer and headcount data)
Other Financial and Operational Data:
Adjusted EBITDA (1)	$248,502	$208,094	$163,347	$159,861	$178,918	$151,295	$145,256	$116,745
Number of registered members (at period end)	413,671	396,254	379,887	363,929	346,731	331,517	313,428	296,466
LinkedIn Corporate Solutions customers (at period end)	42,987	39,726	37,425	34,764	33,271	30,314	28,080	25,844
Headcount (at period end):
United States	6,258	6,188	5,842	5,084	4,617	4,323	3,861	3,669
International	3,114	3,085	2,893	2,549	2,280	2,119	1,897	1,747
Total	9,372	9,273	8,735	7,633	6,897	6,442	5,758	5,416
  ______________________

(1)
We define adjusted EBITDA as net income (loss), plus: provision for income taxes, other (income) expense, net, depreciation and amortization, and stock-based compensation. See “Adjusted EBITDA” in Item 6 “Selected Financial Data” for more information.

	For the Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
		(As Adjusted) (1)
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(7,911)	$(46,911)	$(67,500)	$(42,439)	$3,095	$(4,162)	$(934)	$(13,319)
Provision (benefit) for income taxes	(24,064)	(10,429)	(26,048)	10,572	3,774	12,917	16,253	13,581
Other (income) expense, net	16,082	20,659	12,400	14,647	7,305	(152)	(1,197)	(1,026)
Depreciation and amortization	129,595	117,901	99,004	73,972	71,118	59,782	56,306	49,740
Stock-based compensation	134,800	126,874	145,491	103,109	93,626	82,910	74,828	67,769
Adjusted EBITDA	$248,502	$208,094	$163,347	$159,861	$178,918	$151,295	$145,256	$116,745
__________________

(1)
In the fourth quarter of 2015, we adopted new authoritative guidance on determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity on a modified retrospective approach. As such, in the third quarter of 2015, we have recorded additional expense of $6.9 million to Other income (expense), net, which increased our Net loss attributable to common stockholders by a corresponding amount. The impact to the fourth quarter of 2015 was additional expense of $1.9 million to Other income (expense), net.

Liquidity and Capital Resources
As of December 31, 2015, we had cash and cash equivalents of $546.2 million and marketable securities of $2,573.1 million. Our cash equivalents and marketable securities are comprised primarily of US treasury securities, US agency securities, corporate debt securities, commercial paper and money market funds. As of December 31, 2015, the amount of cash and cash equivalents held by foreign subsidiaries was $206.7 million. If these funds are needed for our domestic operations, we would be required to accrue and pay US taxes to repatriate these funds to the extent these funds exceed amounts owed to the US parent entity. However, our intent is to permanently reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries. However, we believe the income tax liability would be insignificant if these earnings were to be repatriated.
On May 14, 2015, we acquired Lynda.com. We believe that the acquisition of Lynda.com positions us to be able to further expand on our long-term content strategy, and to realize our vision of building the world's first economic graph. The total purchase price paid for all of the outstanding equity interests of Lynda.com was approximately $1.5 billion, subject to adjustment, which was paid in combination of approximately 52% in cash and approximately 48% in shares of our Class A common stock.

We believe that our existing cash and cash equivalents and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

	December 31, 2015	December 31, 2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$546,237	$460,887
Marketable securities	$2,573,145	$2,982,422
Convertible senior notes, net	$1,126,534	$1,081,553

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$806,975	$568,951	$436,473
Cash flows used in investing activities	(792,077)	(2,293,271)	(1,357,545)
Cash flows provided by financing activities	77,814	1,388,485	1,454,219
Effect of exchange rate changes on cash and cash equivalents	(7,362)	(6,367)	(466)
Change in cash and cash equivalents	$85,350	$(342,202)	$532,681
Free Cash Flow
To provide investors with additional information regarding our financial results, we disclose free cash flow, a non-GAAP financial measure. The following table presents a reconciliation of free cash flows to cash flows provided by operating activities, the most directly comparable US GAAP financial measure.
We define free cash flow as cash provided by operating activities less cash flows from purchases of property and equipment. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available for operational expenses and for long-term investments, including payments for acquisitions and intangible assets. Free cash flow is considered a non-GAAP financial measure, and, because of its limitations, you should consider free cash flow alongside other financial performance measures, including net loss attributable to common stockholders, operating loss, cash flow provided by operating activities, or any other measure of financial performance or liquidity presented in accordance with US GAAP.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Reconciliation of Free Cash Flow:
Cash flows provided by operating activities	$806,975	$568,951	$436,473
Purchases of property and equipment	(507,246)	(547,633)	(278,019)
Free cash flow	$299,729	$21,318	$158,454
Operating Activities
Operating activities provided $807.0 million of cash in 2015. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $144.0 million and accounts payable and other liabilities increasing $100.9 million, partially offset by an increase in accounts receivable of $149.5 million. The increase in our deferred revenue and accounts payable and other liabilities was primarily due to increases in transaction volumes in 2015 compared to 2014. We had a net loss in 2015 of $164.8 million, which included non-cash stock-based compensation of $510.3 million, non-cash depreciation and amortization of $420.5 million and non-cash amortization of debt discount and issuance costs of $45.6 million.

Operating activities provided $569.0 million of cash in 2014. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with deferred revenue increasing $129.3 million and accounts payable and other liabilities increasing $150.0 million, partially offset by an increase in accounts receivable of $137.6 million, and an increase in excess tax benefit from stock-based compensation of $99.2 million, which is reclassified as a financing activity. The increases in our deferred revenue and accounts payable and other liabilities were primarily due to increases in transaction volumes in 2014 compared to 2013. We had net loss in 2014 of $15.3 million, which included non-cash stock-based compensation of $319.1 million and non-cash depreciation and amortization of $236.9 million.
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
Investing Activities
Our primary investing activities consisted of purchases of marketable securities, purchases of property and equipment, as well as payments for acquisitions and intangible assets. We continued to invest in technology hardware to support our growth, software to support website functionality development, website operations and our corporate infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations. We expect our planned purchases of property and equipment for 2016 to increase in absolute dollars, but be consistent as a percentage of revenue compared to last year, and these may be impacted by the timing and extent of data center and facility expansions.
In 2015, we had net purchases of marketable securities of $386.4 million, purchases of property and equipment of $507.2 million, which includes $58.1 million in purchases of land and buildings, and payments for intangible assets and acquisitions, net of cash acquired, of $677.8 million. In 2014, we had net purchases of marketable securities of $1,472.3 million, purchases of property and equipment of $547.6 million, which includes $178.7 million in purchases of land, and payments for intangible assets and acquisitions, net of cash acquired, of $253.5 million. In 2013, we had net purchases of marketable securities of $1,055.4 million, purchases of property and equipment of $278.0 million, and payments for intangible assets and acquisitions, net of cash acquired, of $19.2 million.
Financing Activities
In 2015, our financing activities consisted primarily of net proceeds from the issuance of common stock from employee stock option exercises and stock purchase plan, as well as the excess tax benefit from stock-based compensation. Additionally, we had repurchases of equity awards of $25.2 million, partially offset by proceeds from our issuance of preferred shares in our joint venture of $20.0 million.
In 2014, we received net proceeds from our convertible senior notes issuance, after deducting initial purchasers' discount and debt issuance costs, of approximately $1,305.4 million. Concurrently with the issuance of the Notes, we used approximately $248.0 million of the net proceeds of the offering of the Notes to pay the cost of convertible note hedge transactions, which was partially offset by $167.3 million in proceeds from warrants we sold. See Note 9, Convertible Senior Notes, of the Notes to Consolidated Financial Statements under Item 8 for additional information.
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

Off Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties primarily for facility leases. As of December 31, 2015, we had financial guarantees of $50.2 million that were not recorded on our consolidated balance sheet that consisted of standby letters of credit and bank guarantees. We had no other off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations
Our principal obligations consist of our operating leases and 0.50% convertible senior notes. Our headquarters is located in Mountain View, California, where we lease approximately 373,000 square feet of office space under a lease that expires in 2023. We also lease office space of approximately 2,982,000 square feet in locations throughout the United States and approximately 893,000 square feet internationally. In addition, we have data centers in the United States and Singapore pursuant to various lease and co-location agreements. We have several significant long-term purchase obligations outstanding with third parties. We do not have any significant capital lease obligations. As of December 31, 2015, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations (1)	$2,033,614	$159,693	$363,788	$395,218	$1,114,915
0.50% convertible senior notes (2)	$1,348,951	$6,613	$13,225	$1,329,113	$—
Purchase obligations	$54,335	$35,231	$19,104	$—	$—
______________________

(1)
Represents gross operating lease obligations, excluding sublease income of $213.6 million to be recognized over the next 11 years, which primarily relates to sublease income for several buildings we lease in Sunnyvale, California.

(2)
Represents the aggregate principal amount and related interest on our convertible senior notes. See Note 9, Convertible Senior Notes, of the Notes to the Consolidated Financial Statements under Item 8 for additional information.

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

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, the valuation of goodwill and intangible assets, website and internal-use software development costs, leases, income taxes, and legal contingencies have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements under Item 8.

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
VSOE. We determine VSOE based on our historical pricing and discounting practices for the specific solution when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. We have established VSOE for some of our Talent and Marketing Solutions products, and for such products VSOE has been used to allocate the selling price of deliverables.
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
Valuation of Goodwill, Intangible Assets, and Other Derivative
Goodwill and Intangible Assets. When we acquire businesses, we allocate the purchase price to the tangible assets, liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies, market participant data, and historical experience. These estimates can include, but are not limited to:

•	the time and expenses that would be necessary to recreate the asset;

•	the profit margin a market participant would receive;

•	cash flows that an asset is expected to generate in the future; and

•	discount rates.
These estimates are inherently uncertain and unpredictable. A change in these estimates could impact our allocation of purchase price to the acquired assets and assumed liabilities. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill based on updated estimate information or facts and circumstances existing as of the acquisition date. Following the earlier of 1) receipt of all necessary information to determine the fair value of assets acquired and liabilities assumed, or 2) the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Other Derivative. We have a derivative related to the embedded features on the preferred stock of our joint venture, which is measured at fair value each reporting period. Management is required to make significant estimates to determine the inputs for the Black-Scholes option pricing model ("OPM") used to derive the valuation, which includes the enterprise value of the joint venture, volatility, and the expected term of when the embedded features will be exercised.
These estimates are inherently uncertain and unpredictable. The actual and projected performance of the joint venture, volatility, and expected term of when the embedded features will be exercised may drive unpredictable changes in the valuation that could materially impact our financial results. Over the life of the derivative, the cumulative fair value adjustments in the consolidated statement of operations could be up to $155.0 million.
Website and Internal-Use Software Development Costs
We capitalize certain costs related to the development of our website and mobile applications, or software developed for internal-use. We begin to capitalize our costs to develop software when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be two years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred and recorded within product development expenses in our consolidated statements of operations. We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our website and mobile applications, assess the ongoing value of capitalized assets, or determine the estimated useful lives over which the costs are amortized, the amount of website and internal-use software development costs we capitalize and amortize could change in future periods.
Leases
From inception, all of our significant leases have been accounted for as operating leases. Accounting for these leases requires significant judgment by management. Management determines whether leases are accounted for as a capital or operating lease, or whether we are considered the owner for accounting purposes, based on an evaluation of the specific contractual lease terms in accordance with the authoritative accounting guidance on leases.
If the lease is considered a capital lease or we are considered the owner for accounting purposes, we would record the property and a related capital lease obligation on our balance sheet. The asset would then be depreciated over the lease term. Rent payments for these properties would be allocated between interest expense and a reduction of the capital lease obligation.
If the lease is considered an operating lease, it is not recorded on our balance sheet and rent expense is recognized on a straight-line basis over the lease term.
The most significant estimates used by management in accounting for property leases and the impact of these estimates are as follows:

•
Lease term. The lease term is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the lease term is equal to or exceeds 75% of the leased asset’s estimated economic life. The lease term is also used in determining the depreciable life of the asset or the straight-line rent recognition period. Increasing the lease term will increase the probability that a lease will be considered a capital lease and will generally result in higher rent expense for an operating lease and higher interest and depreciation expenses for a capital lease.

•
Incremental borrowing rate. The incremental borrowing rate is primarily used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the lease payments is equal to or greater than 90% of the fair market value of the property. We utilize the incremental borrowing rate to discount the gross value of the minimum lease payments related to a contractual lease obligation. We estimate this rate by considering the effective yield on our existing convertible debt, interest swap rates comparable to the expected term of the lease payments and our credit spread. Increasing the incremental borrowing rate decreases the net present value of the lease payments.

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
We recognize a tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. In the event that any unrecognized tax benefits are recognized, the effective tax rate will be affected. If recognized, approximately $43.2 million of unrecognized tax benefit would impact the effective tax rate at December 31, 2015. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will be the same as these estimates. These estimates are updated quarterly based on factors such as change in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues.

We regularly assess the realizability of our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Assumptions used to forecast future taxable income often require significant judgment. More weight is given to objectively verifiable evidence. In the event we determine that it would not be able to realize all or part of our net deferred tax assets in the future, a valuation allowance will be established against deferred tax assets in the period in which we make such determination. The need to establish a valuation allowance against deferred tax assets may cause greater volatility in our effective tax rate. It is reasonably possible that any such adjustment would materially change in the next 12 months. See Note 15, Income Taxes, of the Notes to the Consolidated Financial Statements under Item 8 for additional information on our income taxes.
Legal Contingencies
We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations. See Note 12, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements under Item 8 for additional information on our legal proceedings and litigation.
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

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options and our employee stock purchase plan ("ESPP") awards. The determination of the grant date fair value using an option-pricing model is affected by the market value of our common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include our expected stock price volatility, the expected term of the awards, risk-free interest rates, and expected dividends.

Recently Issued Accounting Guidance

See Note 1, Description of Business and Basis of Presentation, of the Notes to Consolidated Financial Statements under Item 8 for recently issued accounting guidance.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange risks, and inflation.
Interest Rate Fluctuation Risk
We had cash, cash equivalents, and marketable securities of $3,119.4 million and $3,443.3 million as of December 31, 2015 and 2014, respectively. This amount was invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At December 31, 2015, the weighted-average duration of our investment portfolio was less than one year.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of December 31, 2015, a hypothetical increase in interest rates of 1% (100 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $19.8 million, and a hypothetical increase of 0.5% (50 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $9.9 million.
Foreign Currency Exchange Risks
We have foreign currency exchange risks related to our revenue and operating expenses denominated in currencies other than the US dollar, principally the Euro, the British Pound Sterling, the Australian dollar, and the Canadian dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains (losses) related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.
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
Balance Sheet Hedges
We use other foreign currency derivative contracts not designated as hedging instruments ("balance sheet hedges") to reduce exchange rate risk associated with our foreign currency denominated monetary assets and liabilities. These balance sheet hedges are carried at fair value with changes in the fair value recorded to other income (expense), net in our consolidated statements of operations. These contracts do not subject us to material financial statement risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the hedged foreign currency denominated assets and liabilities.

As of December 31, 2015, we had outstanding foreign currency derivative contracts with a total notional amount of $561.5 million. If overall foreign currency exchange rates appreciated (depreciated) uniformly by 5% against the US dollar, our foreign currency derivative contracts outstanding as of December 31, 2015 would experience a loss (gain) of approximately $17.7 million.

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
We do not have economic interest rate exposure related to the Notes, as they have a fixed annual interest rate of 0.50%. We do, however, have interest rate risk because the fair value of our Notes will generally increase when interest rates fall and decrease when interest rates rise. Additionally, the fair value of our Notes may be impacted by price of our Class A common stock. As of December 31, 2015, the estimated fair value of our Notes was $1,382.0 million based on the closing trading price of the Notes as of the last day of trading for the period. See Note 9, Convertible Senior Notes, under Item 8 for additional information on the Notes, including the carrying value of the Notes.
The embedded features on the preferred stock of our joint venture are accounted for as a derivative instrument, which is measured at fair value each reporting period. Management is required to make significant estimates to determine the fair value, and those estimates can be affected by market volatility. The financial impact to future periods will depend on changes in fair value of the derivative instruments, which is correlated with the performance and value of the Company's joint venture, and will be recorded in Other income (expense), net. Over the life of the derivative, the cumulative fair value adjustments in the consolidated statement of operations could be up to $155.0 million.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
LinkedIn Corporation
Mountain View, California
We have audited the accompanying consolidated balance sheets of LinkedIn Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LinkedIn Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 11, 2016

LINKEDIN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$546,237	$460,887
Marketable securities	2,573,145	2,982,422
Accounts receivable (net of allowance for doubtful accounts of $17,970 and $11,944 at December 31, 2015 and 2014, respectively)	603,060	449,048
Deferred commissions	87,706	66,561
Prepaid expenses	62,992	52,978
Other current assets	61,949	110,204
Total current assets	3,935,089	4,122,100
Property and equipment, net	1,047,005	740,909
Goodwill	1,507,093	356,718
Intangible assets, net	373,087	131,275
Other assets	148,925	76,255
TOTAL ASSETS	$7,011,199	$5,427,257
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$162,176	$100,297
Accrued liabilities	316,792	260,189
Deferred revenue	709,116	522,299
Total current liabilities	1,188,084	882,785
CONVERTIBLE SENIOR NOTES, NET	1,126,534	1,081,553
OTHER LONG-TERM LIABILITIES	201,128	132,100
Total liabilities	2,515,746	2,096,438
COMMITMENTS AND CONTINGENCIES (Note 12)
REDEEMABLE NONCONTROLLING INTEREST	26,810	5,427
STOCKHOLDERS’ EQUITY (Note 13):
Class A common stock, $0.0001 par value; 1,000,000,000 shares authorized, 117,500,405 and 116,468,385 shares issued and outstanding, respectively, at December 31, 2015 and 110,291,709 and 109,259,689 shares issued and outstanding, respectively, at December 31, 2014	12	11
Class B common stock, $0.0001 par value; 120,000,000 shares authorized, 15,580,510 and 15,782,261 shares issued and outstanding at December 31, 2015 and 2014, respectively	1	2
Additional paid-in capital	4,588,578	3,285,705
Accumulated other comprehensive income (loss)	9,124	(198)
Accumulated earnings (deficit)	(129,072)	39,872
Total stockholders’ equity	4,468,643	3,325,392
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$7,011,199	$5,427,257
See notes to consolidated financial statements.

LINKEDIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net revenue	$2,990,911	$2,218,767	$1,528,545
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	418,858	293,797	202,908
Sales and marketing	1,048,129	774,411	522,100
Product development	775,660	536,184	395,643
General and administrative	478,734	341,294	225,566
Depreciation and amortization	420,472	236,946	134,516
Total costs and expenses	3,141,853	2,182,632	1,480,733
Income (loss) from operations	(150,942)	36,135	47,812
Other income (expense), net:
Interest income	10,571	4,971	2,895
Interest expense	(50,882)	(6,797)	—
Other, net	(23,477)	(3,104)	(1,479)
Other income (expense), net	(63,788)	(4,930)	1,416
Income (loss) before income taxes	(214,730)	31,205	49,228
Provision (benefit) for income taxes	(49,969)	46,525	22,459
Net income (loss)	(164,761)	(15,320)	26,769
Accretion of redeemable noncontrolling interest	(1,383)	(427)	—
Net income (loss) attributable to common stockholders	$(166,144)	$(15,747)	$26,769

Net income (loss) per share attributable to common stockholders:
Basic	$(1.29)	$(0.13)	$0.24
Diluted	$(1.29)	$(0.13)	$0.23
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	129,024	122,800	113,643
Diluted	129,024	122,800	118,944

See notes to consolidated financial statements.

LINKEDIN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(164,761)	$(15,320)	$26,769
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of tax	(2,527)	(466)	54
Change in unrealized gains on cash flow hedges	11,802	—	—
Change in foreign currency translation adjustment	47	(46)	—
Total other comprehensive income (loss)	9,322	(512)	54
Comprehensive income (loss)	(155,439)	(15,832)	26,823
Accretion of redeemable noncontrolling interest	(1,383)	(427)	—
Comprehensive income (loss) attributable to common stockholders	$(156,822)	$(16,259)	$26,823

See notes to consolidated financial statements.

LINKEDIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands, except shares)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Earnings (Loss)	Total
	Shares	Amount
BALANCE—December 31, 2012	108,647,201	$11	$879,303	$260	$28,850	$908,424
Issuance of common stock in connection with follow-on offering, net of offering costs	6,188,340	1	1,348,058	—	—	1,348,059
Issuance of common stock upon exercise of employee stock options	3,659,817	—	32,824	—	—	32,824
Issuance of common stock upon vesting of restricted stock units	1,154,252	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	217,743	—	24,589	—	—	24,589
Issuance of common stock related to acquisitions, net of reacquired shares	487,958	—	40,834	—	—	40,834
Vesting of early exercised stock options	—	—	937	—	—	937
Repurchase of unvested early exercised stock options	(3,562)	—	—	—	—	—
Stock-based compensation	—	—	203,149	—	—	203,149
Excess income tax benefit from stock-based compensation	—	—	43,755	—	—	43,755
Change in other comprehensive income	—	—	—	54	—	54
Net income attributable to common stockholders	—	—	—	—	26,769	26,769
BALANCE—December 31, 2013	120,351,749	$12	$2,573,449	$314	$55,619	$2,629,394
Issuance of common stock upon exercise of employee stock options	2,371,271	1	33,576	—	—	33,577
Issuance of common stock upon vesting of restricted stock units	1,628,389	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	261,108	—	32,816	—	—	32,816
Issuance of common stock related to acquisitions, net of reacquired shares	430,584	—	64,207	—	—	64,207
Repurchase of unvested early exercised stock options	(1,151)	—	—	—	—	—
Stock-based compensation	—	—	330,346	—	—	330,346
Equity component of convertible senior notes, net	—	—	236,752	—	—	236,752
Purchase of convertible note hedges	—	—	(247,969)	—	—	(247,969)
Issuance of warrants	—	—	167,296	—	—	167,296
Other equity	—	—	348	—	—	348
Excess income tax benefit from stock-based compensation	—	—	94,884	—	—	94,884
Change in other comprehensive loss	—	—	—	(512)	—	(512)
Net loss attributable to common stockholders	—	—	—	—	(15,747)	(15,747)
BALANCE—December 31, 2014	125,041,950	$13	$3,285,705	$(198)	$39,872	$3,325,392

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Earnings (Loss)	Total
	Shares	Amount
BALANCE—December 31, 2014	125,041,950	$13	$3,285,705	$(198)	$39,872	$3,325,392
Cumulative-effect adjustment on other derivative as of January 1, 2015 (1)	—	—	—	—	(2,800)	(2,800)
Issuance of common stock upon exercise of employee stock options	871,712	—	21,686	—	—	21,686
Issuance of common stock upon vesting of restricted stock units	2,220,663	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	296,411	—	49,296	—	—	49,296
Issuance of common stock related to acquisitions, net of reacquired shares	3,618,344	—	714,653	—	—	714,653
Repurchase of unvested early exercised stock options	(185)	—	—	—	—	—
Stock-based compensation	—	—	511,661	—	—	511,661
Excess income tax benefit from stock-based compensation	—	—	5,577	—	—	5,577
Change in other comprehensive income	—	—		9,322	—	9,322
Net loss attributable to common stockholders	—	—	—	—	(166,144)	(166,144)
BALANCE—December 31, 2015	132,048,895	$13	$4,588,578	$9,124	$(129,072)	$4,468,643

(1) In the fourth quarter of 2015, we adopted new authoritative accounting guidance on determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity on a modified retrospective approach. As a result, we have recorded a cumulative-effect adjustment of $2.8 million to Accumulated earnings (deficit) in the first quarter of 2015 with a corresponding increase of $2.8 million to Other long-term liability. In addition, we recorded an adjustment of $6.9 million to Accumulated earnings (deficit) with a corresponding increase of $6.9 million to Other long-term liability in the third quarter of 2015.

See notes to consolidated financial statements.

LINKEDIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(164,761)	$(15,320)	$26,769
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	420,472	236,946	134,516
Provision for doubtful accounts and sales returns	12,717	11,346	4,775
Amortization of investment premiums, net	20,334	13,613	8,268
Amortization of debt discount and transaction costs	45,559	5,916	—
Stock-based compensation	510,274	319,133	193,915
Excess income tax benefit from stock-based compensation	(12,239)	(99,247)	(43,755)
Changes in operating assets and liabilities:
Accounts receivable	(149,461)	(137,571)	(102,618)
Deferred commissions	(26,508)	(22,409)	(18,249)
Prepaid expenses and other assets	(58,019)	(42,032)	(19,481)
Accounts payable and other liabilities	100,926	149,971	114,713
Income taxes, net	(36,279)	19,280	3,120
Deferred revenue	143,960	129,325	134,500
Net cash provided by operating activities	806,975	568,951	436,473
INVESTING ACTIVITIES:
Purchases of property and equipment	(507,246)	(547,633)	(278,019)
Purchases of investments	(2,812,480)	(3,431,566)	(1,493,754)
Sales of investments	1,240,502	294,033	179,904
Maturities of investments	1,958,394	1,665,199	258,425
Payments for intangible assets and acquisitions, net of cash acquired	(677,847)	(253,538)	(19,197)
Changes in deposits	6,600	(19,766)	(4,904)
Net cash used in investing activities	(792,077)	(2,293,271)	(1,357,545)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net	—	1,305,414	—
Payments for convertible note hedges	—	(247,969)	—
Proceeds from issuance of warrants	—	167,296	—
Proceeds from follow-on offering, net of offering costs	—	—	1,348,059
Proceeds from issuance of preferred shares in joint venture	20,000	400	4,600
Proceeds from issuance of common stock from employee stock options	21,686	33,577	32,824
Proceeds from issuance of common stock from employee stock purchase plan	49,296	32,816	24,589
Excess income tax benefit from stock-based compensation	12,239	99,247	43,755
Repurchases of equity awards	(25,240)	—	—
Other financing activities	(167)	(2,296)	392
Net cash provided by financing activities	77,814	1,388,485	1,454,219
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7,362)	(6,367)	(466)
CHANGE IN CASH AND CASH EQUIVALENTS	85,350	(342,202)	532,681
CASH AND CASH EQUIVALENTS—Beginning of period	460,887	803,089	270,408
CASH AND CASH EQUIVALENTS—End of period	$546,237	$460,887	$803,089
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$13,750	$10,291	$6,049
Cash paid for interest	$6,410	$—	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$82,990	$43,472	$25,724
Issuance of Class A common stock and stock options for business combinations	$695,028	$64,207	$40,927
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Description of Business and Summary of Significant Accounting Policies
LinkedIn Corporation and its subsidiaries (the “Company”), a Delaware corporation, was incorporated on March 6, 2003. The Company operates an online professional network on the Internet through which the Company’s members are able to create, manage and share their professional identities, build and engage with their professional networks, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. The Company believes it is the most extensive, accurate, and accessible network focused on professionals.
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
Redeemable noncontrolling interest ("RNCI") is included in the consolidated balance sheets. RNCI is considered to be temporary equity and is therefore reported outside of permanent equity equal to its redemption value as of the balance sheet date.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, marketable securities, derivatives, and accounts receivable. Although the Company deposits its cash with financial institutions that management believes are of high credit quality, its deposits, at times, may exceed federally insured limits. The Company's investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. The Company's investment policy limits the amount of credit exposure in the investment portfolio to a maximum of 5% to any one issuer, except for its US treasury and agency securities, and the Company believes no significant concentration risk exists with respect to these investments. Foreign exchange contracts are transacted with various financial institutions with high credit standings.
Credit risk with respect to accounts receivable is dispersed due to the large number of customers, none of which accounted for more than 10% of total accounts receivable as of December 31, 2015 and 2014. In addition, the Company’s credit risk is mitigated by the relatively short collection period. The Company records accounts receivable at the invoiced amount and does not charge interest. Collateral is not required for accounts receivable. The Company's allowance for doubtful accounts is based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with delinquent accounts. The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2015	2014	2013
Allowance for doubtful accounts:
Balance, beginning of period	$11,944	$6,138	$3,774
Add: bad debt expense	11,873	10,273	4,130
Less: write-offs, net of recoveries and other adjustments	(5,847)	(4,467)	(1,766)
Balance, end of period	$17,970	$11,944	$6,138
Foreign Currency
The functional currency of the Company's foreign subsidiaries is generally the US dollar. For those entities where the functional currency is the local currency, adjustments resulting from translating the financial statements into US dollars are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Monetary assets and liabilities denominated in a foreign currency are translated into US dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates during the period. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations.
Cash Equivalents
Cash equivalents consist of highly liquid marketable securities with original maturities of three months or less at the time of purchase and consist primarily of money market funds, commercial paper, US treasury securities and US agency securities. Cash equivalents are stated at fair value.
Marketable Securities
Marketable securities consist of commercial paper, certificates of deposit, US treasury securities, US agency securities, corporate debt securities, and municipal securities, and are classified as available-for-sale securities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity, while realized gains and losses and other-than-temporary impairments are reported as a component of net income (loss). An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold until recovery.
Fair Value of Financial Instruments
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby the inputs used in valuation techniques are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

See Note 2, Fair Value Measurements, for information on the Company's valuation techniques used to measure fair value. The Company's procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from the Company's pricing service against fair values obtained from another independent source, incorporating transaction-specific details, and assumptions about the Company's joint venture performance that, in management's judgment, market participants would take into account in measuring fair value.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription contracts primarily related to sales of the Company’s Talent Solutions and Sales Solutions products. Deferred commissions consist of sales commissions paid to the Company’s direct sales representatives and certain third-party agencies and are deferred and amortized over the non-cancelable terms of the related customer contracts, which are generally 12 months on average. The commission payments are generally paid in full in the month after the customer contract is signed. The deferred commission amounts are recoverable through future revenue streams under the non-cancelable customer contracts. The Company believes the commission charges are closely related to the revenue from the non-cancelable customer contracts and, therefore, should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Short-term deferred commissions are included in deferred commissions and long-term deferred commissions are included in other assets in the consolidated balance sheets. The amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.
Derivative Financial Instruments
The Company has global operations and transacts business in multiple currencies, which exposes it to foreign currency exchange risk. The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company's program is not designated for trading or speculative purposes.
The foreign currency derivative contracts that were not settled as of December 31, 2015 and 2014 are recorded at fair value in the consolidated balance sheets. See Note 5, Derivative Instruments, for additional information.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Buildings represent construction in progress related to the construction or development of property that has not yet been placed in service for its intended use. Buildings will be depreciated over a period of 40 years. Leasehold improvements are depreciated over the shorter of the lease term or expected useful lives of the improvements. Depreciation expense totaled $285.8 million, $202.3 million and $118.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Land is not depreciated.
Website and Internal-Use Software Development Costs
The Company capitalizes certain costs to develop its website, mobile applications, and internal-use software when planning stage efforts are successfully completed, management has committed project resourcing, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally two years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.
The Company capitalized website and internal-use software development costs of $97.4 million, $55.7 million and $39.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s capitalized website and internal-use software depreciation is included in depreciation and amortization in the Company’s consolidated statements of operations, and totaled $51.8 million, $40.7 million and $15.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company had unamortized capitalized website and internal-use software of $105.0 million and $59.4 million in the consolidated balance sheets as of December 31, 2015 and 2014, respectively.
Goodwill, Intangible Assets, Long-Lived Assets, and Impairment Assessments

Goodwill.  Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is evaluated for impairment annually in the third quarter of the Company's fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in member engagement or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. Since inception through December 31, 2015, the Company did not have any goodwill impairment.
Intangible assets.  Intangible assets consist of identifiable intangible assets, primarily customer relationships and developed technology as a result from the Company's acquisitions. Intangible assets acquired in a business combination are initially measured at fair value; other intangible assets are initially measured at cost. Thereafter, intangible assets are amortized on a straight-line basis over their estimated useful lives.
Long-lived assets.  The Company evaluates its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.
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
The Company generates revenue primarily from Talent Solutions, Marketing Solutions, and Premium Subscriptions:

•
Talent Solutions—Talent Solutions revenue is comprised of Hiring and Learning & Development products. Hiring products primarily consist of LinkedIn Recruiter, Job Slots, Career Pages, Job Postings, Job Seeker subscriptions, and Recruiter Lite subscriptions. The Company provides access to its professional database of both active and passive job candidates with LinkedIn Recruiter, which allows corporate recruiting teams to identify candidates based on industry, job function, geography, experience/education, and other specifications. Revenue from the LinkedIn Recruiter product is recognized ratably over the subscription period, which consists primarily of annual subscriptions that are billed monthly, quarterly, or annually. The Company also earns revenue from Job Slots, which enable an enterprise or professional organization to post jobs on its website, and allows the job that is posted to be changed, updated or modified over the life of the contract. Revenue from Job Slots is recognized ratably over the contract, typically one year. Career Pages give enterprises and professional organizations the ability to customize the career section of their Company Profiles and content on Career Pages to allow potential candidates to learn more about what it is like to work at their company. Revenue from Career Pages is recognized ratably over the contractual period, which is typically 12 months. The Company also earns revenue from the placement of Job Postings on its website, which generally runs for 30 days. Independent recruiters can pay to post job openings that are accessible through job searches or targeted job matches. Revenue from Job Postings is recognized as the posting is displayed or at the expiration of the contract period, if not utilized. Job Seeker subscriptions give access to premium features on our website to help them find job opportunities. Revenue from Job Seeker and Recruiter Lite subscriptions is also recognized ratably over the contractual period, which consists of monthly and annual subscriptions. Learning & Development products consist of individual and enterprise subscriptions to the Lynda.com learning platform. Revenue from these subscriptions is recognized ratably over the subscription period, which consists of monthly and annual subscriptions for individuals and annual and multi-year subscriptions for enterprises.

•
Marketing Solutions—Marketing Solutions revenue is earned from advertisements (consisting of content-based, graphic display, and text link) shown primarily on LinkedIn.com and its mobile applications based on either a cost per click or cost per advertisement model. Revenue from Internet advertising is generally recognized on a gross basis, with the exception of transactions with advertising agencies, which are recognized net of agency discounts. As a result of the Company's acquisition of Bizo in 2014, and the re-launch of its marketing solutions product suite, the Company also sells and recognizes a portion of revenue from off-network advertising. The typical duration of the Company's advertising contracts is approximately two months.

•
Premium Subscriptions—Premium Subscriptions revenue is derived primarily from selling various subscriptions to customers that allow users to have further access to premium services on LinkedIn.com. The Company offers its members monthly or annual subscriptions. Revenue from Premium Subscription services is recognized ratably over the contractual period, which is generally from one to 12 months. The Company also includes revenue from its Sales Solutions products in Premium Subscriptions, which includes annual subscription solutions sold through its field sales channel. Revenue from Sales Solution subscriptions is also recognized ratably over the contractual period, which is generally 12 months.

Amounts billed or collected in excess of revenue recognized are included as deferred revenue. Sales tax is excluded from reported net revenue. Although historical refunds have been minimal, the Company estimates allowances by revenue type based on information available as of each balance sheet date. This information includes historical refunds as well as specific known service quality issues. The Company records revenue for transactions in which it acts as an agent on a net basis, and revenue for transactions in which it acts as a principal on a gross basis.
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
The Company has established VSOE for a limited number of Talent and Marketing Solutions products, and for such products, VSOE has been used to allocate the selling price to deliverables.
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
Advertising Costs

Advertising costs are expensed when incurred and are included in sales and marketing expense in the consolidated statements of operations. The Company incurred advertising costs of $20.0 million, $5.7 million and $3.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period of the award, which is generally four years. See Note 13, Stockholders' Equity, for additional information.
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
Rent expense, principally for leased office space and data centers under operating lease commitments, was $117.5 million, $94.2 million and $54.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

Recently Adopted Accounting Guidance
Derivatives and Hedging
In November 2014, the Financial Accounting Standards Board ("FASB") issued new authoritative accounting guidance on determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. The guidance applies to hybrid financial instruments that include embedded derivative features, which must be evaluated to determine whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to the host contract. If the host contract is akin to equity, then equity-like features (for example, a conversion option) are considered clearly and closely related to the host contract and, thus, would not be separated from the host contract. If the host contract is akin to debt, then equity-like features are not considered clearly and closely related to the host contract. In the latter case, an entity may be required to separate the equity-like embedded derivative feature from the debt host contract if certain other criteria are met. Similarly, debt-like embedded derivative features may require separate accounting from an equity-like host contract.
This standard is applicable as it relates to the accounting for the embedded features in the preferred stock of the Company's joint venture (see Note 3, Acquisitions and Joint Venture). As a result of this guidance, the preferred stock host is now considered to be more akin to debt than equity and, accordingly, certain of the embedded features are required to be bifurcated and accounted for as derivative instruments. The derivative instruments are measured at fair value each reporting period, with changes recorded in Other (income) expense, net in the consolidated statements of operations. The Company early adopted this standard in the fourth quarter of 2015 on a modified retrospective basis. As a result of adopting this standard, the Company recorded a cumulative-effect adjustment related to the impact from prior years to accumulated earnings (deficit) of $2.8 million in the first quarter of 2015 with a corresponding increase to Other long-term liability in the consolidated balance sheet. In addition, the

Company recorded additional expense of $8.8 million to Other income (expense), net in the consolidated statement of operations, for the fair value change in the derivative instruments for the year ended December 31, 2015.
The impact to future periods will depend on changes in fair value of the derivative instruments, which is correlated with the performance and value of the Company's joint venture, and will be recorded in Other income (expense), net.
Debt Issuance Costs
In April 2015, the FASB issued new authoritative accounting guidance on simplifying the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company early adopted the standard in the fourth quarter of 2015 on a retrospective basis; however, the impact to the Company's consolidated balance sheet was not material and therefore no adjustments were recorded for prior periods. In the fourth quarter of 2015, the Company reclassified $0.5 million of debt issuance costs from Other Assets to Convertible senior notes, net in the consolidated balance sheet.
Deferred Taxes
In November 2015, the FASB issued new authoritative accounting guidance on simplifying the presentation of deferred income taxes, which requires that deferred income tax liabilities and assets be presented as a net non-current deferred tax asset or liability by jurisdiction on the balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is unchanged. The ASU is effective for periods beginning after December 15, 2016, however earlier adoption is permitted for all entities for any interim or annual financial statements that have not been issued. The Company early adopted the standard in the fourth quarter of 2015 on a prospective basis and, accordingly, reclassified $66.9 million of current deferred tax assets from Other current assets to Other assets in the consolidated balance sheet. The prior year balances were not retrospectively adjusted.
Cloud Computing Arrangements
In April 2015, the FASB issued new authoritative accounting guidance on customer's accounting for fees paid in a cloud computing arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. This Company early adopted this standard in the fourth quarter of 2015 on a prospective basis, which had an immaterial impact on its financial statements.

Recently Issued Accounting Guidance
Financial Instruments
In January 2016, FASB issued new authoritative accounting guidance on the classification and measurement of financial instruments. The requirement to disclose the methods and significant assumptions used to estimate fair value is removed. In addition, financial assets and financial liabilities are to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. This standard will be effective for the Company in the first quarter of 2018; however, early adoption is permitted. The Company does not expect this standard to have a material impact on its financial statements.
Business Combinations
In September 2015, FASB issued new authoritative accounting guidance on simplifying the accounting for measurement-period adjustments in business combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings for changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. This standard will be applied prospectively to adjustments to provisional amounts that occur after the effective date. This standard will be effective for the Company beginning in the first quarter of 2016; however, early adoption is permitted. The Company does not expect this standard to have a material impact on its financial statements.

Revenue Recognition
In May 2014, the FASB issued new authoritative accounting guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The guidance also requires significantly expanded disclosures about revenue recognition. In July 2015, the FASB voted to approve a one-year deferral of the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016.This standard will therefore be effective for the Company in the first quarter of 2018 and will be applied using either the full or modified retrospective adoption methods. The Company is currently evaluating whether this standard will have a material impact on its financial results.

2.	Fair Value Measurements
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2015 and 2014, are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2015:
Assets:
Cash equivalents:
Money market funds	$276,898	$—	$—	$276,898
Commercial paper	—	12,049	—	12,049
US treasury securities	25,000	—	—	25,000
US agency securities	—	51,500	—	51,500
Marketable securities:
Commercial paper	—	55,374	—	55,374
US treasury securities	874,029	—	—	874,029
US agency securities	—	606,202	—	606,202
Corporate debt securities	—	1,026,898	—	1,026,898
Municipal securities	—	10,642	—	10,642
Other current assets:
Foreign currency derivative contracts	—	14,508	—	14,508
Total assets	$1,175,927	$1,777,173	$—	$2,953,100
Liabilities:
Accrued liabilities:
Foreign currency derivative contracts	$—	$1,847	$—	$1,847
Other long-term liabilities:
Other derivative	—	—	11,600	11,600
Total liabilities	$—	$1,847	$11,600	$13,447
December 31, 2014:
Assets:
Cash equivalents:
Money market funds	$95,470	$—	$—	$95,470
Commercial paper	—	54,344	—	54,344
US treasury securities	54,349	—	—	54,349
US agency securities	—	43,000	—	43,000
Marketable securities:
Commercial paper	—	122,371	—	122,371
Certificates of deposit	—	5,927	—	5,927
US treasury securities	1,234,568	—	—	1,234,568
US agency securities	—	881,962	—	881,962
Corporate debt securities	—	722,705	—	722,705
Municipal securities	—	14,889	—	14,889
Other current assets:
Foreign currency derivative contracts	—	5,591	—	5,591
Total assets	$1,384,387	$1,850,789	$—	$3,235,176
Liabilities:
Accrued liabilities:
Foreign currency derivative contracts	$—	$149	$—	$149
Total liabilities	$—	$149	$—	$149

The fair value of the Company's Level 1 financial instruments, which are traded in active markets, is based on quoted market prices for identical instruments. The fair value of the Company's Level 2 fixed income securities is obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Company's procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from the Company's pricing service against fair values obtained from another independent source. The fair value of the Company's Level 2 foreign currency derivative contracts is obtained from pricing models that use observable market inputs.
The Company's Level 3 other derivative is related to the embedded features in the preferred stock of the Company's joint venture, which is expected to be settled in cash. The recognition of this other derivative is a result of the Company's modified retrospective adoption of new authoritative accounting guidance on derivatives and hedges. See Note 1, Description of Business and Summary of Accounting Policies, for additional information on the adoption of this guidance, and see Note 3, Acquisitions and Joint Venture, for additional information on the Company's joint venture.
The fair value of this other derivative is categorized as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs in the Black-Scholes option pricing model ("OPM") used in the valuation. The key significant unobservable inputs in the OPM are the enterprise value of the Company's joint venture, volatility, and expected term of when the embedded features will be exercised. The enterprise value of the joint venture is estimated quarterly using a combination of market and income approach methodologies. The volatility is based on historic volatilities of companies who have recently had initial public offerings. The expected term of when the embedded conversion feature will be exercised was assumed to be 4.4 years, which is the earliest date that the embedded features could be exercised.
The actual and projected performance of the joint venture as well as the term of when the embedded features are exercised may drive unpredictable changes in the valuation that could materially impact the Company's financial results.
The following is a reconciliation of the Company's Level 3 other derivative financial instrument for the periods presented (in thousands):

Level 3 other derivative financial instrument—December 31, 2014	$—
Cumulative-effect of adopting new authoritative guidance on derivatives and hedges	2,800
Fair value adjustments (1)	8,800
Level 3 other derivative financial instrument—December 31, 2015	$11,600
____________

(1)	Changes in the fair value are recorded in Other (income) expense, net in the consolidated statements of operations.

See Note 9, Convertible Senior Notes, for the carrying amount and estimated fair value of the Company's convertible senior notes, which are not recorded at fair value as of December 31, 2015.

3.	Acquisitions and Joint Venture
Fiscal 2015 Acquisitions
Lynda.com
On May 14, 2015, LinkedIn acquired lynda.com, Inc. ("Lynda.com"), a Carpinteria, California-based privately held online learning company teaching business, technology, and creative skills to help people achieve their professional goals. LinkedIn's purchase price of approximately $1.5 billion for all the outstanding shares of capital stock of Lynda.com consists of approximately $777.7 million in cash and 3,573,589 shares of LinkedIn Class A common stock. LinkedIn also issued 178,763 stock options related to assumed Lynda.com equity awards. The fair value of the earned portion of assumed stock options of $11.2 million is included in the purchase price, with the remaining fair value of $18.9 million representing post-acquisition compensation expense that will be recognized over the requisite service period of approximately three years from the date of acquisition. LinkedIn accelerated the vesting of and settled in cash the stock options for non-continuing employees and recognized $22.4 million in stock-based compensation expense immediately. A portion of the consideration was placed in escrow to satisfy certain indemnification obligations of the former Lynda.com stockholders as described in the Merger Agreement.

The following table presents the components of the preliminary purchase consideration transferred based on the closing price of $194.49 per share of LinkedIn's Class A common stock (in thousands):

Cash	$777,745
Class A common stock	695,028
Earned portion of the assumed stock options	11,181
Other consideration	2,758
Purchase consideration	$1,486,712
The acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on the fair value on the acquisition date. The fair value of assets acquired and liabilities assumed from the acquisition of Lynda.com is based on a preliminary valuation and, as such, the Company's estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to indirect taxes. The changes to the purchase price allocation primarily related to income taxes with the largest change related to the early adoption of authoritative accounting guidance on deferred taxes.

The results of operations of Lynda.com are included in the consolidated financial statements from the date of acquisition. The Company has recognized $107.4 million in revenue and net loss of $82.9 million related to its acquisition of Lynda.com in 2015. The net loss related to Lynda.com includes tax-effected one-time charges, such as severance, of approximately $19.4 million. The Company also recognized transaction costs of approximately $2.0 million, which are included in general and administrative expense in the consolidated statement of operations in 2015. The following table presents the preliminary purchase price allocation recorded in the Company's consolidated balance sheets for Lynda.com as of the acquisition date (in thousands):

		Preliminary estimated useful life
Cash	$136,109
Accounts receivable	9,370
Prepaid expenses	3,984
Other current assets	153
Property and equipment	16,239	3 years	(5)
Goodwill (1)	1,126,536
Definite-lived intangible assets:
Subscriber relationships - Enterprise	164,000	4 years
Subscriber relationships - Individual	57,000	2 years
Content (2)	98,000	3 years
Developed technology	39,000	2 years
Trade name	1,000	1 year
Other assets	367
Accounts payable	(8,622)
Accrued liabilities	(7,142)
Deferred revenue (3)	(46,994)
Deferred tax liabilities	(87,481)
Other long-term liabilities (3)	(14,807)
Total purchase price (4)	$1,486,712
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

(3)	Other long-term liabilities include $2.8 million of long-term deferred revenue. Approximately 80% of total deferred revenue of $49.9 million is amortized in 2015 and approximately 20% thereafter.

(4)	Subject to adjustment based on (i) purchase price adjustment provisions contained in the acquisition agreement and (ii) indemnification obligations of the acquired company stockholders.

5)	Represents an average estimated life.
Supplemental information on an unaudited pro forma basis, as if the acquisition of Lynda.com had been consummated on January 1, 2014, is presented as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014
Revenue	$3,073,039	$2,356,620
Net loss attributable to common stockholders	(176,894)	(173,461)
Net loss per share attributable to common stockholders - diluted	$(1.36)	$(1.37)
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
Other acquisitions
LinkedIn completed six other acquisitions for a total purchase price of $40.8 million, which consisted of $35.1 million in cash and 22,898 shares of LinkedIn Class A common stock. These acquisitions have been accounted for as business combinations under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition dates. The results of operations of these acquisitions have been included in the consolidated financial statements from the date of each respective acquisition. The following table presents the purchase price allocations recorded in the Company's consolidated balance sheets as of the acquisition dates (in thousands):

Other Acquisitions
Goodwill (1)	$23,839
Intangible assets (2)	12,723
Net tangible assets	4,230
Total purchase price (3)	$40,792
 _______________________

(1)
The goodwill represents the excess value of the purchase price over both tangible and intangible assets acquired. The goodwill in this transaction is primarily attributable to expected operational synergies, the assembled workforce, and the future development initiatives of the assembled workforce. None of the goodwill is expected to be deductible for tax purposes.

(2)
Identifiable definite-lived intangible assets were comprised of developed technology of $12.7 million with an estimated useful life of 2.0 years, which will be amortized on a straight-line basis over the estimated useful lives.

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

Supplemental information on an unaudited pro forma basis, as if the Bright and Bizo acquisitions had been consummated on January 1, 2013, is presented as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013
Revenue	$2,247,187	$(1,574,460)
Net loss attributable to common stockholders	$(50,786)	$(9,007)
Net loss per share attributable to common stockholders - diluted	$(0.41)	$0.08

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
Joint Venture
On November 3, 2013, the Company entered into an agreement to create LinkedIn CN Limited, a joint venture (“JV”) with Dragon Networking, an affiliate of China Broadband Capital, and SCCV IV Success HoldCo, Ltd., an affiliate of Sequoia Capital, (collectively, the “Partners”) to engage in the investment, organization, management and operation of a professional social network in the People’s Republic of China (“PRC”). In the fourth quarter of 2013, the Partners had contributed $5.0 million in cash in exchange for 7% of the outstanding equity interests in the form of preferred shares. In the second quarter of 2015, the Partners contributed an additional $20.0 million in cash in exchange for additional preferred shares ("Second Closing"). As a result, the Company and the Partners own approximately 65% and 25% of the fully diluted equity interests in the JV, respectively, with the remaining 10% related to authorized stock options of the JV.
The preferred shares may be callable or puttable, generally at fair value, subject to a floor and cap, following the fifth anniversary of the Second Closing or at the occurrence of certain events ("embedded features"). These embedded features are accounted for as a derivative liability as a result of the Company's adoption of the new authoritative guidance on derivatives and hedging in the fourth quarter of 2015. See Note 1, Description of Business and Summary of Accounting Policies, for additional information on the adoption of this guidance.
The Company has determined it is the primary beneficiary of the JV due to the percentage ownership as well as the power to direct the activities that most significantly impact the JV's economic performance. Furthermore, the Company has the right to receive benefits and obligation to absorb losses from the entity. The liabilities of the JV are recourse solely to the JV’s assets.
The noncontrolling interest in the JV is classified outside of permanent equity in the Company’s consolidated balance sheet as of December 31, 2015, as the preferred shares include a put right against the Company available to the noncontrolling interest holders in the future. Net income attributable to common stockholders on the Company's consolidated statements of operations includes the accretion of the RNCI to its redemption value.

4.	Cash and Investments
The following table presents cash, cash equivalents, and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
December 31, 2015:
Cash	$180,790	$—	$—	$180,790
Cash equivalents:
Money market funds	276,898	—	—	276,898
Commercial paper	12,048	1	—	12,049
US treasury securities	24,999	1	—	25,000
US agency securities	51,500	—	—	51,500
Marketable securities:
Commercial paper	55,350	47	(23)	55,374
US treasury securities	874,968	20	(959)	874,029
US agency securities	606,924	17	(739)	606,202
Corporate debt securities	1,029,463	96	(2,661)	1,026,898
Municipal securities	10,636	6	—	10,642
Total cash, cash equivalents, and marketable securities	$3,123,576	$188	$(4,382)	$3,119,382
December 31, 2014:
Cash	$213,724	$—	$—	$213,724
Cash equivalents:
Money market funds	95,470	—	—	95,470
Commercial paper	54,340	4	—	54,344
US treasury securities	54,349	—	—	54,349
US agency securities	42,999	1	—	43,000
Marketable securities:
Commercial paper	122,345	33	(7)	122,371
Certificates of deposit	5,925	2	—	5,927
US treasury securities	1,234,870	64	(366)	1,234,568
US agency securities	881,843	393	(274)	881,962
Corporate debt securities	723,412	225	(932)	722,705
Municipal securities	14,893	4	(8)	14,889
Total cash, cash equivalents, and marketable securities	$3,444,170	$726	$(1,587)	$3,443,309

The following table presents unrealized losses on investments by investment category and length of time the investment has been in a continuous unrealized loss position as of the periods presented (in thousands):

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015:
Commercial paper	$28,482	$(23)	$—	$—	$28,482	$(23)
US treasury securities	777,237	(959)	—	—	777,237	(959)
US agency securities	472,236	(739)	—	—	472,236	(739)
Corporate debt securities	943,276	(2,661)	—	—	943,276	(2,661)
Total	$2,221,231	$(4,382)	$—	$—	$2,221,231	$(4,382)
December 31, 2014:
Commercial paper	$41,285	$(7)	$—	$—	$41,285	$(7)
US treasury securities	1,019,771	(366)	—	—	1,019,771	(366)
US agency securities	468,106	(274)	—	—	468,106	(274)
Corporate debt securities	499,091	(932)	—	—	499,091	(932)
Municipal securities	11,042	(8)	—	—	11,042	(8)
Total	$2,039,295	$(1,587)	$—	$—	$2,039,295	$(1,587)
The following table presents available-for-sale investments by contractual maturity date as of December 31, 2015 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$1,653,937	$1,652,844
Due after one year through two years	617,493	615,492
Due after two years through three years	305,911	304,809
Total	$2,577,341	$2,573,145

5.	Derivative Instruments
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

As of December 31, 2015, the Company had outstanding cash flow hedges with a total notional amount of $321.5 million.

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

As of December 31, 2015 and December 31, 2014, the Company had outstanding balance sheet hedges with a total notional amount of $239.9 million and $190.1 million, respectively.

Other Derivative
The Company's other derivative is related to the accounting for the embedded features on the preferred stock of the Company's joint venture, which is expected to be settled in cash at a value equal to the fair value of the preferred stock, subject to a floor and a cap. This accounting is a result of the Company's modified retrospective adoption of new authoritative accounting guidance on derivatives and hedges. See Note 1, Description of Business and Summary of Accounting Policies, for additional information on the adoption of this guidance.

Fair Value of Derivative Contracts
The foreign currency derivative contracts that were not settled at the end of the period and other derivative instrument are recorded at fair value, on a gross basis, in the consolidated balance sheets. The following table presents the fair value of the Company’s derivative contracts as of the periods presented (in thousands):

	December 31, 2015	December 31, 2014
Derivative assets:
Cash flow hedges	$11,897	$—
Balance sheet hedges	2,611	5,591
Total derivative assets	14,508	5,591
Derivative liabilities:
Cash flow hedges	790	—
Balance sheet hedges	1,057	149
Other derivative	11,600	—
Total derivative liabilities	13,447	149
Total fair value of derivative instruments	$1,061	$5,442

See Note 2, Fair Value Measurements, for additional information related to the fair value of the Company’s foreign currency derivative contracts and other derivative financial instrument.

Financial Statement Effect of Derivative Contracts

The following table presents the activity of the Company’s cash flow hedges in AOCI in stockholders' equity for the period presented (1) (in thousands):

	December 31, 2014	Amount of gain recognized in other comprehensive income before tax effect (effective portion)	Amount of gain reclassified from AOCI before tax effect to net revenue (effective portion)	December 31, 2015
Cash flow hedges	$—	11,895	(38)	$11,857
__________
(1)    The Company did not have any cash flow hedges in 2014.

The amount recognized in earnings related to the ineffective portion of the Company's cash flow hedges was insignificant for the year.

As of December 31, 2015, the Company estimates approximately $11.9 million of net derivative gains related to our cash flow hedges will be reclassified from AOCI into earnings within the next 12 months.

The following table presents the impact of the Company’s derivative contracts on the consolidated statement of operations for the periods presented (in thousands):

		Year Ended December 31,
	Location	2015	2014	2013
Cash flow hedges	Net revenue	$38	$—	$—
Cash flow hedges	Other expense, net (1)	(7,964)	—	—
Balance sheet hedges	Other expense, net	12,036	11,749	(166)
Other derivative financial instrument	Other expense, net	(8,800)	—	—
Total gain (loss) from derivative contracts		$(4,690)	$11,749	$(166)
____________

(1)	Balances relate to changes in fair value that are excluded from the Company's assessment of hedge effectiveness.

6.	Property and Equipment
The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	December 31,
	2015	2014
Computer equipment	$736,176	$489,763
Leasehold improvements	330,436	235,845
Capitalized website, internal-use software, and production costs	236,124	131,182
Land	224,040	179,232
Furniture and fixtures	87,221	64,180
Software	55,935	47,157
Building	39,351	—
Total	1,709,283	1,147,359
Less accumulated depreciation and amortization	(662,278)	(406,450)
Property and equipment, net	$1,047,005	$740,909
In 2015, the Company purchased land and buildings of which $21.5 million was accounted for as a business combination in accordance with US GAAP, and accordingly, allocated approximately $20.5 million to land and $1.0 million to leases currently in place.
In 2014, the Company purchased land of which $159.8 million was accounted for as a business combination in accordance with US GAAP, and accordingly, allocated approximately $159.3 million to land, $0.7 million to leases currently in place, and $0.2 million to net liabilities.
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $285.8 million, $202.3 million and $118.1 million, respectively.

7.	Goodwill and Other Intangible Assets
Goodwill
Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2013	$150,871
2014 acquisitions	205,847
Goodwill—December 31, 2014	356,718
2015 Lynda.com acquisition	1,126,536
2015 other acquisitions	23,839
Goodwill—December 31, 2015	$1,507,093

Other Intangible Assets
The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (1)
December 31, 2015:
Developed technology	$165,187	$(88,361)	$76,826	1.4 years
Trade name	8,000	(7,325)	675	0.4 years
Patents	56,878	(10,120)	46,758	9.5 years
Customer relationships	226,100	(46,139)	179,961	2.9 years
Content (2)	98,000	(30,625)	67,375	2.4 years
Other intangible assets	5,434	(3,942)	1,492	2.3 years
Total	$559,599	$(186,512)	$373,087	3.2 years
December 31, 2014:
Developed technology	$113,466	$(37,936)	$75,530	2.2 years
Trade name	7,000	(5,203)	1,797	1.0 year
Patents	53,256	(5,046)	48,210	10.3 years
Customer relationships	5,100	(1,161)	3,939	2.6 years
Other intangible assets	4,152	(2,353)	1,799	0.9 years
Total	$182,974	$(51,699)	$131,275	5.2 years
 __________________

(1)
The weighted-average remaining life of other intangible assets excludes the impact of $0.8 million and $0.4 million in indefinite-lived intangible assets as of December 31, 2015 and December 31, 2014, respectively.

(2)	The amortization method for the content intangible asset is 50% the first year, 30% the second year, and 20% in the third year.
Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $134.7 million, $34.6 million and $16.4 million, respectively. Estimated amortization of purchased intangible assets for future periods is as follows (in thousands):

Year Ending December 31,	Amortization expense
2016	$169,435
2017	102,682
2018	53,731
2019	20,507
2020	5,052
Thereafter	20,904
Total	$372,311

8.	Accrued Liabilities
The following table presents the detail of accrued liabilities for the periods presented (in thousands):

	December 31,
	2015	2014
Accrued incentives	$96,708	$69,583
Accrued payroll taxes and other employee-related expenses	75,881	56,394
Accrued commissions	65,794	59,357
Other accrued expenses	44,987	31,900
Accrued sales tax and value-added taxes	23,681	11,249
Accrued vacation	9,741	31,706
Total	$316,792	$260,189

Effective November 1, 2015, the Company implemented a discretionary-time-off policy for certain US employees, wherein there is no set amount of minimum or maximum vacation time. The Company paid-out in cash $34.5 million of accrued vacation balances in 2015 and will no longer monitor, track, and accrue vacation for these employees.

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
The Company incurred transaction costs of approximately $0.7 million related to the issuance of the Notes. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component are netted against the carrying amount of the liability in the consolidated balance sheet and are amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in stockholders’ equity.
The Notes consisted of the following (in thousands):

	December 31,
	2015	2014
Liability:
Principal	$1,322,500	$1,322,500
Less: debt discount and issuance costs, net of amortization (1)	(195,966)	(240,947)
Net carrying amount	$1,126,534	$1,081,553

Equity	$230,191	$230,191
 _________________

(1)
In the fourth quarter of 2015, the Company adopted new authoritative guidance on presenting debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability on a retrospective approach. As a result, the Company reclassified $0.5 million of debt issuance costs to Convertible Senior Notes, net. No adjustments were recorded for prior periods as the impact to the Company's consolidated balance sheet was not material.

The Company recognized interest expense on the Notes as follows (in thousands, except for percentage):

	Year Ended December 31,
	2015	2014
Contractual interest expense based on 0.50% per annum	$6,631	$881
Amortization of debt discount and issuance costs	45,559	5,916
Total	$52,190	$6,797
Effective interest rate of the liability component	4.7%	4.7%
The total estimated fair value of the Notes as of December 31, 2015 was $1,382.0 million. The fair value was determined based on the closing trading price of the Notes as of the last day of trading for the period. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.
Based on the closing price of our Class A common stock of $225.08 on December 31, 2015, the if-converted value of the Notes was less than the principal amount.
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

10.	Other Income (Expense), Net
The following table presents the detail of other income (expense), net, for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest income	$10,571	$4,971	$2,895
Interest expense (1)	(50,882)	(6,797)	—
Net loss on foreign exchange and foreign currency derivative contracts	(15,017)	(3,284)	(1,626)
Net realized gain on sales of marketable securities	72	117	127
Fair value adjustment on other derivative (2)	(8,800)	—	—
Other non-operating income, net	268	63	20
Total other income (expense), net	$(63,788)	$(4,930)	$1,416
 _________________

(1)	The Company capitalized $1.3 million of interest expense related to properties under construction in 2015. The Company did not capitalize interest expense in 2014 and 2013.

(2)
In the fourth quarter of 2015, the Company adopted authoritative accounting guidance on determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity on a modified retrospective approach. As a result, the Company recorded an other derivative, which was subject to fair value adjustments during 2015. The Company recorded fair value adjustments of $8.8 million to Other income (expense), net. See Note 1, Description of Business and Summary of Significant of Accounting Policies, for further information on this adoption.

11.	Income (Loss) Per Share
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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Year Ended December 31,
	2015		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$(145,978)	$(20,166)	$(13,659)	$(2,088)	$22,443	$4,326
Denominator:
Weighted-average common shares outstanding	113,364	15,660	106,518	16,282	95,282	18,361
Basic net income (loss) per share attributable to common stockholders	$(1.29)	$(1.29)	$(0.13)	$(0.13)	$0.24	$0.24
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$(145,978)	$(20,166)	$(13,659)	$(2,088)	$22,443	$4,326
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(20,166)	—	(2,088)	—	4,326	—
Reallocation of undistributed earnings to Class B shares	—	—	—	—	—	713
Allocation of undistributed earnings	$(166,144)	$(20,166)	$(15,747)	$(2,088)	$26,769	$5,039
Denominator:
Number of shares used in basic calculation	113,364	15,660	106,518	16,282	95,282	18,361
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	15,660	—	16,282	—	18,361	—
Employee stock options	—	—	—	—	4,128	4,025
RSUs and other dilutive securities	—	—	—	—	1,173	—
Number of shares used in diluted calculation	129,024	15,660	122,800	16,282	118,944	22,386
Diluted net income (loss) per share attributable to common stockholders	$(1.29)	$(1.29)	$(0.13)	$(0.13)	$0.23	$0.23
The following weighted-average employee equity awards were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Employee stock options	2,820	4,093	588
RSUs and other equity	6,090	4,844	162
Total	8,910	8,937	750

12.	Commitments and Contingencies
Aggregate Future Lease Commitments
The Company leases its office facilities and data centers under operating lease agreements, the longest of which is expected to expire in 2029. The Company’s future minimum payments, which exclude operating expenses, under non-cancelable operating leases for office facilities and data centers having initial terms in excess of one year as of December 31, 2015, are as follows (in thousands):

Year Ending December 31,	Gross Operating Lease Commitments	Sublease Income (1)	Net Operating Lease Commitments
2016	$159,693	$(18,222)	$141,471
2017	168,118	(18,031)	150,087
2018	195,670	(18,208)	177,462
2019	200,250	(18,726)	181,524
2020	194,968	(19,241)	175,727
Thereafter	1,114,915	(121,185)	993,730
Total minimum lease payments	$2,033,614	$(213,613)	$1,820,001
 ______________________

(1)	Primarily represents sublease income for several buildings the Company leases in Sunnyvale, California to be recognized over the next 11 years.
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
Preferred Stock
After its initial public offering ("IPO"), the Company had 100,000,000 shares of preferred stock authorized, none of which were issued and outstanding as of December 31, 2015 and 2014.
Common Stock
The Company has two classes of authorized common stock outstanding; Class A common stock and Class B common stock at a maximum aggregate number authorized of 1,000,000,000 and 120,000,000, respectively. As of December 31, 2015, the Company had outstanding 116,468,385 shares of Class A common stock and 15,580,510 shares of Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions. After its IPO, the Company had an additional 1,000,000,000 shares of common stock authorized, none of which were issued and outstanding as of December 31, 2015 and 2014.
Common Stock Reserved for Future Issuance
As of December 31, 2015, the Company had reserved shares of common stock for future issuances in connection with the following:

Options outstanding	2,582,517
RSUs outstanding	6,136,702
Available for future stock option and RSU grants	2,131,126
Available for future employee stock purchase plan awards	2,327,377
Total reserved for future issuance	13,177,722
Equity Incentive Plans
The Company has two equity incentive plans: the Amended and Restated 2003 Stock Incentive Plan (the “2003 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan” and together with the 2003 Plan, the "Equity Plans"). As of December 31, 2015, a total of 50,814,756 shares of common stock were authorized for the issuance of equity awards under the Equity Plans. Upon the Company's IPO in 2011, the 2003 Plan was terminated and all shares that remained available for future issuance under the 2003 Plan at the time of its termination were transferred to the 2011 Plan. No further equity awards can be granted under the 2003 Plan. As of December 31, 2015, 1,146,112 options to purchase common stock granted under the 2003 Plan remain outstanding. Any of these shares that expire, are forfeited, are repurchased by the Company or are otherwise terminated will become available under the 2011 Plan. As of December 31, 2015, the total number of shares available for future grants under the 2011 Plan was 2,131,126 shares, including shares transferred from the 2003 Plan.
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
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. As of December 31, 2015, a total of 3,500,000 shares of common stock were authorized for the issuance of equity awards under the ESPP. Employees purchased 296,411 shares of common stock at an average exercise price of $166.31 in fiscal 2015. As of December 31, 2015, approximately 2,327,377 shares remained available for future issuance.
RSU Activity
A summary of RSU activity in 2015 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested—December 31, 2014	5,140,627	$176.78
Granted	3,903,942	243.33
Released	(2,220,663)	176.17
Canceled	(687,204)	193.29
Unvested—December 31, 2015	6,136,702	$211.77

The intrinsic value of RSUs released was approximately $354.9 million, $317.7 million and $238.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total intrinsic value of unvested RSUs as of December 31, 2015 was $1,381.2 million. The total RSUs expected to vest as of December 31, 2015 was 5,389,084 shares with an intrinsic value of $1,213.0 million. As of December 31, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $1,058.4 million, which is expected to be recognized over the next 2.79 years.

Stock Option Activity
A summary of stock option activity in 2015 is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted- Average Exercise Price
Outstanding—December 31, 2014	3,027,717	$69.53
Assumed options from acquisitions	178,763	29.92
Granted	280,261	259.47
Exercised	(871,712)	24.88
Canceled or expired	(32,512)	56.42
Outstanding—December 31, 2015	2,582,517	$102.64	5.97	$326,696
Options vested and expected to vest as of December 31, 2015	2,495,311	$99.16	5.89	$323,542
Options vested and exercisable as of December 31, 2015	1,776,779	$61.55	4.97	$292,504
Aggregate intrinsic value represents the difference between the Company’s closing stock price of its Class A common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange as of December 31, 2015 was $225.08. The total intrinsic value of options exercised was approximately $187.5 million, $440.3 million and $655.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $62.2 million, which is expected to be recognized over the next 2.46 years.
The following table summarizes information about outstanding and vested stock options as of December 31, 2015:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Numbers of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.46 - $1.50	24,343	1.88	$1.13	24,343	$1.13
$2.32	696,477	3.14	2.32	696,477	2.32
$3.00 - $19.63	319,989	5.19	12.94	271,076	12.18
$22.59 - $45.00	261,161	5.13	27.10	251,095	27.07
$48.24 - $161.34	78,368	6.64	93.13	38,260	81.15
$170.46	518,391	7.16	170.46	286,728	170.46
$172.02- $204.04	320,857	8.29	201.22	129,149	200.20
$207.33 - $240.50	142,677	8.93	232.25	37,946	227.82
$267.20	216,111	9.14	267.20	40,843	267.20
$267.92	4,143	9.12	267.92	862	267.92
	2,582,517	5.97	$102.64	1,776,779	$61.55
Restricted Stock
In connection with certain acquisitions, the Company has 476,606 shares outstanding of restricted stock. As of December 31, 2015, the total unrecognized compensation cost related to restricted stock was approximately $16.3 million, which is expected to be recognized over the next 0.72 years.

Stock-Based Compensation Expense
The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$48,577	$28,617	$15,600
Sales and marketing	96,076	60,166	36,187
Product development	233,006	154,856	98,861
General and administrative	132,615	75,494	43,267
Total stock-based compensation	510,274	319,133	193,915
Tax benefit from stock-based compensation	(143,892)	(90,542)	(52,559)
Total stock-based compensation, net of tax effect	$366,382	$228,591	$141,356
The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company's consolidated statements of operations during the periods presented (in thousands) by award type:

	Year Ended December 31,
	2015	2014	2013
RSUs	$427,173	$256,211	$142,097
Stock options	36,427	32,277	31,027
Restricted stock	34,008	30,397	20,407
ESPP	16,463	10,777	8,323
Acquisition-related, modifications, and other (1)	22,829	2,595	1,293
Capitalized website development	(26,626)	(13,124)	(9,232)
Total stock-based compensation	510,274	319,133	193,915
Tax benefit from stock-based compensation	(143,892)	(90,542)	(52,559)
Total stock-based compensation, net of tax effect	$366,382	$228,591	$141,356

(1) Relates to acquisitions and modifications of existing awards.
Valuation of Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award. The Company estimates forfeitures of unvested stock awards based on the Company's historical experience. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period the estimates are revised. Compensation cost is not recorded for awards that do not vest. The fair value of RSUs is based on the closing market price of our common stock on the date of grant. The fair value of options and ESPP shares is estimated using the Black-Scholes option valuation model, which requires the Company to make the following assumptions and judgments about the variables used in the calculation:
Volatility. The volatility is based on the historical volatility of the Company's common stock.
Expected dividend yield. The Company uses an expected dividend yield of zero as it does not anticipate paying any dividends in the foreseeable future.
Risk-free rate. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the award.
Expected term. Beginning in 2014, the Company transitioned from using the simplified method for calculating the expected term of options as described in the SEC's Staff Accounting Bulletin No. 107, Share-Based

Payment, because it believes there is sufficient historical information to derive a reasonable estimate. The calculation considers a combination of historical and estimated future exercise behavior.
The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented, excluding assumed acquisition-related stock options:

	Year Ended December 31,
	2015	2014	2013
Volatility	47%	45%	54%
Expected dividend yield	—	—	—
Risk-free rate	1.37%	1.17%	1.15%
Expected term (in years)	4.01	4.07	6.27

The weighted-average grant date fair value of options granted, excluding assumed acquisition-related stock options, was $99.13, $76.39 and $89.13, for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted-average grant date fair value of assumed acquisition-related stock options was $168.34, $164.71 and $166.08 for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP during the periods presented:

	Year Ended December 31,
	2015	2014	2013
Volatility	39%	44%	42%
Expected dividend yield	—	—	—
Risk-free rate	0.21%	0.06%	0.10%
Expected term (in years)	0.49	0.50	0.50

14.	Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax, for the periods presented (in thousands):

	Unrealized Gains/Losses on Investments	Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
AOCI—December 31, 2013	$317	$—	$(3)	$314
Other comprehensive loss before adjustments	(355)	—	(46)	(401)
Amounts reclassified from AOCI	(111)	—	—	(111)
Other comprehensive loss	(466)	—	(46)	(512)
AOCI—December 31, 2014	(149)	—	(49)	(198)
Other comprehensive income (loss) before adjustments	(2,570)	11,840	47	9,317
Amounts reclassified from AOCI	43	(38)	—	5
Other comprehensive income (loss)	(2,527)	11,802	47	9,322
AOCI—December 31, 2015	$(2,676)	$11,802	$(2)	$9,124

The following table presents the impact of reclassification adjustments from AOCI on net loss for the periods presented (in thousands):

AOCI Components	Location	Year Ended December 31,
		2015	2014
Unrealized losses on cash flow hedges	Net revenue	$38	$—
Unrealized gains (losses) on investments	Other income (expense), net	(43)	111
Total amount reclassified from AOCI		$(5)	$111

15.	Income Taxes
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
The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$(140,352)	$149,453	$145,421
Foreign	(74,378)	(118,248)	(96,193)
Total	$(214,730)	$31,205	$49,228

The following table presents the components of the provision (benefit) for income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$7,861	$99,377	$35,754
State	2,761	10,343	5,513
Foreign	11,569	11,534	10,358
Total current	22,191	121,254	51,625
Deferred:
Federal	(66,573)	(67,415)	(25,469)
State	(4,270)	(5,992)	(2,579)
Foreign	(1,317)	(1,322)	(1,118)
Total deferred	(72,160)	(74,729)	(29,166)
Total provision (benefit)	$(49,969)	$46,525	$22,459
The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2015	2014	2013
US federal taxes at statutory rate	35%	35%	35%
State income taxes, net of federal benefit	—	9	4
Foreign rate differential	(15)	106	36
Permanent differences	—	5	1
Stock-based compensation	(1)	5	5
Research and development credits	10	(57)	(56)
Transaction-related expenses	(6)	44	23
Other	—	2	(2)
Total	23%	149%	46%
On December 18, 2015, the President signed into law The Protecting Americans from Tax Hikes (PATH) Act of 2015 (the "2015 Act"). The 2015 act establishes a permanent research tax credit for qualifying amounts paid or incurred after December 31, 2014. As a result of the enacted permanent credit, the Company recognized a tax benefit of $20.4 million in the year ended December 31, 2015 for qualifying amounts incurred in 2015.
On December 19, 2014, the President signed into law The Tax Increase Prevention Act of 2014 (the "2014 Act"). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2013. The 2014 Act extended the research credit for one year to December 31, 2014. The extension of the research credit was retroactive and includes amounts paid or incurred after December 31, 2013. As a result of the retroactive extension, the Company recognized a tax benefit of $15.1 million in the year ended December 31, 2014 for qualifying amounts incurred in 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Accruals and reserves	$105,411	$83,805
Net operating loss carryforwards	78,489	4,083
Tax credit carryforwards	80,462	38,411
Stock-based compensation	60,570	33,194
Other	15,645	11,352
Total deferred tax assets	340,577	170,845
Less: valuation allowance	(102,123)	(43,671)
Net deferred tax assets	238,454	127,174
Deferred tax liability:
Prepaid expenses	(4,651)	(3,891)
Intangible assets	(110,089)	(17,863)
Depreciation	(51,933)	(20,740)
Other	(1,909)	(2,123)
Total deferred tax liabilities	(168,582)	(44,617)
Total net deferred tax assets	$69,872	$82,557
Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past in certain jurisdictions, the Company believes that it is more likely than not that California and certain international deferred tax assets will not be realized as of December 31, 2015. Accordingly, the Company has recorded a valuation allowance on such deferred tax assets. The valuation allowance increased by $58.5 million and $16.4 million during the year ended December 31, 2015 and 2014, respectively. The increase in valuation allowance for 2015 is primarily related to California research and development credits as well as establishment of valuation allowance on certain foreign deferred tax assets.
Pursuant to authoritative guidance, the benefit of stock options will only be recorded to stockholders’ equity when cash taxes payable is reduced. As of December 31, 2015, the portion of net operating loss carryforwards and credit carryforwards related to stock options is approximately $463.6 million tax-effected. This amount will be credited to stockholders' equity when it is realized on the tax return.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Assumptions used to forecast future taxable income often require significant judgment. More weight is given to objectively verifiable evidence. In the event the Company determines that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance will be established against deferred tax assets in the period in which the Company makes such determination. The need to establish a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate. It is reasonably possible that any such adjustment would materially change in the next 12 months.
As of December 31, 2015, the Company had net operating loss carryforwards for federal income tax return purposes of approximately $1,217.5 million, which expire at various dates beginning in the year 2023, if not utilized. The Company had net operating loss carryforwards of approximately $572.5 million for California income tax return purposes and approximately $1,234.0 million for other state income tax return purposes which expire at various dates beginning in the year 2023, if not utilized.
As of December 31, 2015, the Company had research and development credit carryforwards for federal income tax return purposes of approximately $113.8 million, which expire at various dates beginning in the year

2023, if not utilized. The Company had research and development credit carryforwards for state income tax return purposes of approximately $107.8 million, which can be carried forward indefinitely.
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
As of December 31, 2015, the Company had approximately $81.0 million in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Unrecognized tax benefits balance at January 1	$66,508	$43,735
Gross increase for tax positions of prior years	2,268	2,116
Gross decrease for tax positions of prior years	(1,297)	(264)
Gross increase for tax positions of current year	19,470	20,921
Settlements	(5,949)	—
Gross unrecognized tax benefits at December 31	$81,000	$66,508
If the $81.0 million of unrecognized tax benefits as of December 31, 2015 is recognized, approximately $43.2 million would decrease the effective tax rate in the period in which each of the benefits is recognized. If the $66.5 million of unrecognized tax benefits as of December 31, 2014 is recognized, approximately $38.1 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is in place.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, penalties and interest were immaterial.
The Company files income tax returns in the US federal jurisdiction as well as many US states and foreign jurisdictions. The tax years 2003 to 2014 remain open to examination by the various jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
The Company is subject to the continuous examination of income tax returns by various tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations and does not anticipate a significant impact to the gross unrecognized tax benefits within the next 12 months related to these years. In October 2015, the Company signed a closing agreement with the Internal Revenue Service (“IRS”) for certain transfer pricing tax positions in years 2010 through 2012. As a result, the Company paid cash tax $0.4 million and recognized a benefit of $5.9 million.
On December 1, 2015, in Altera Corp. v. Commissioner, the US Tax Court formally entered its decision related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. At this time, the US Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any impact as of December 31, 2015. We will continue to monitor ongoing developments and potential impacts to our financial statements.
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

16.	Information About Revenue and Geographic Areas
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
Revenue by geography is generally based on the shipping address of the customer. The following tables present the Company’s revenue by product line, as well as revenue and long-lived assets by geographic region for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net revenue by product:
Talent Solutions
Hiring	$1,769,771	$1,327,737	$910,257
Learning & Development	107,424	—	—
Total Talent Solutions	1,877,195	1,327,737	910,257
Marketing Solutions	581,328	454,500	311,777
Premium Subscriptions	532,388	436,530	306,511
Total	$2,990,911	$2,218,767	$1,528,545

	Year Ended December 31,
	2015	2014	2013
Net revenue by geographic region:
United States	$1,845,808	$1,333,978	$942,122
Other Americas (1)	167,975	143,207	109,672
Total Americas	2,013,783	1,477,185	1,051,794
EMEA (2)	730,244	554,567	358,244
APAC (3)	246,884	187,015	118,507
Total	$2,990,911	$2,218,767	$1,528,545
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)
No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.
Long-Lived Assets

	December 31,
	2015	2014
United States	$860,955	$657,788
Other Americas	14,224	11,326
Total Americas	875,179	669,114
EMEA	77,369	40,944
APAC	94,457	30,851
Total	$1,047,005	$740,909

17.	Subsequent Events

In February 2016, the Company entered into a definitive agreement to acquire Connectifier, an industry leader in machine learning-based searching and matching technology. The acquisition will be accounted for as business combination with an estimated purchase price of approximately $100.0 million, paid in combination of cash and Class A common stock, and anticipated to close in the first quarter of 2016. For accounting purposes, the equity consideration will be valued based on the closing price of the Company’s Class A common stock as reported by the NYSE on the closing of the acquisition, and is therefore subject to change.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management's evaluation of internal control over financial reporting excluded the internal control activities of lynda.com, Inc. ("Lynda.com"), which we acquired on May 14, 2015, and whose financial statements constitute 1.5% of net assets and 3.5% of net revenue of our consolidated financial statement amounts as of and for the year ended December 31, 2015. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of LinkedIn's internal control over financial reporting as of December 31, 2015.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2015, there were no changes in the internal control over financial reporting that materially affected, or are reasonably likely to materially affect, LinkedIn's internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LinkedIn Corporation
Mountain View, California

We have audited the internal control over financial reporting of LinkedIn Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at lynda.com, Inc. ("Lynda.com"), which was acquired on May 14, 2015, and whose financial statements constitute 1.5% of net assets and 3.5% of net revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Lynda.com. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and our report dated February 11, 2016, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 11, 2016

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2015 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated in this report by reference.

Item 11.	Executive Compensation
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information, if any, required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
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

LINKEDIN CORPORATION

Dated: February 11, 2016	By:	/S/ JEFFREY WEINER
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

Signature	Title	Date
/s/ JEFFREY WEINER	Chief Executive Officer and Director (principal executive officer)	2/11/2016
Jeffrey Weiner

/s/ STEVEN SORDELLO	Senior Vice President and Chief Financial Officer (principal financial officer)	2/11/2016
Steven Sordello

/s/ SUSAN TAYLOR	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	2/11/2016
Susan Taylor

/s/ A. GEORGE “SKIP” BATTLE	Director	2/11/2016
A. George “Skip” Battle

/s/ REID HOFFMAN	Chair of the Board of Directors	2/11/2016
Reid Hoffman

/s/ LESLIE KILGORE	Director	2/11/2016
Leslie Kilgore

/s/ STANLEY MERESMAN	Director	2/11/2016
Stanley Meresman

/s/ MICHAEL MORITZ	Director	2/11/2016
Michael Moritz

/s/ DAVID SZE	Director	2/11/2016
David Sze

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)/ Appendix	Filing Date
3.1	Form of Amended and Restated Certificate of Incorporation of LinkedIn Corporation.	S-1	333-171903	3.2	March 11, 2011
3.2	Form of Amended and Restated Bylaws of LinkedIn Corporation.	S-1	333-171903	3.4	March 11, 2011
4.1	Form of LinkedIn Corporation’s Class A Common Stock Certificate.	S-1	333-171903	4.1	May 9, 2011
4.2	Form of LinkedIn Corporation’s Class B Common Stock Certificate.	S-1	333-171903	4.2	May 9, 2011
4.3	Third Amended and Restated Investors’ Rights Agreement, by and among LinkedIn Corporation and the investors listed on Exhibit A thereto, dated June 13, 2008.	S-1	333-171903	4.2	January 27, 2011
4.4	Indenture, dated November 12, 2014, between LinkedIn Corporation and U.S. Bank National Association.	8-K	001-35168	4.1	November 12, 2014
4.5	Form of Global 0.50% Convertible Senior Note due 2019 (included in Exhibit 4.4).	8-K	001-35168	4.2	November 12, 2014
10.1+	Amended and Restated 2003 Stock Incentive Plan and Form of Stock Option Agreement.	S-1	333-171903	10.1	January 27, 2011
10.2+	2011 Equity Incentive Plan (Amended and Restated as of June 3, 2015).	8-K	001-35168	10.1	June 4, 2015
10.3+	Form of Stock Option Agreement under 2011 Equity Incentive Plan.	S-1	333-171903	10.2	May 4, 2011
10.4+	Form of Indemnification Agreement by and between LinkedIn Corporation and each of its directors and executive officers.	S-1	333-171903	10.3	March 11, 2011
10.5+	Offer Letter, between LinkedIn Corporation and Jeffrey Weiner, dated September 9, 2009, effective June 24, 2009, as amended.	S-1	333-171903	10.4	January 27, 2011
10.6+	Offer Letter, between LinkedIn Corporation and Steven Sordello, dated June 14, 2007.	S-1	333-171903	10.5	January 27, 2011
10.7	Membership Units Purchase Agreement by and between LinkedIn Corporation and Reid Hoffman, dated June 13, 2008.	S-1	333-171903	10.12	January 27, 2011
10.8	Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated March 20, 2007.	S-1	333-171903	10.14	January 27, 2011
10.8A	First Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated September 24, 2007.	S-1	333-171903	10.14A	January 27, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)/ Appendix	Filing Date
10.8B	Second Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated June 25, 2008.	S-1	333-171903	10.14B	January 27, 2011
10.8C	Third Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated December 18, 2009.	S-1	333-171903	10.14C	January 27, 2011
10.8D	Fourth Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated March 3, 2010.	S-1	333-171903	10.14D	January 27, 2011
10.8E	Fifth Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated December 17, 2010.	S-1	333-171903	10.14E	January 27, 2011
10.8F	Sixth Amendment to Lease by and between LinkedIn Corporation and Britannia Hacienda VIII LLC, dated October 25, 2011.	8-K	001-35168	10.1	October 28, 2011
10.9	Sublease by and between LinkedIn Corporation and Omnicell, Inc., dated January 4, 2011.	S-1	333-171903	10.15	January 27, 2011
10.10	Sublease by and between LinkedIn Corporation and Actel Corporation, dated February 18, 2010.	S-1	333-171903	10.16	January 27, 2011
10.11+	2011 Employee Stock Purchase Plan.	S-1	333-171903	10.17	May 4, 2011
10.12+	Form of Supplement to Offer Letter by and between LinkedIn Corporation and certain named executive officers.	S-1	333-171903	10.18	May 4, 2011
10.13+	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-Q	001-35168	10.1	August 9, 2011
10.14+	Form of Change of Control Agreement between LinkedIn Corporation and certain named executive officers.	10-K	001-35168	10.19	February 13, 2014
10.15	Form of Convertible Note Hedge Confirmation.	8-K	001-35168	10.2	November 7, 2014
10.16	Form of Warrant Confirmation.	8-K	001-35168	10.3	November 7, 2014
10.17+	LinkedIn Corporation Executive Bonus Compensation Plan	Schedule 14A	001-35168	Appendix A	April 28, 2014
10.18	Agreement and Plan of Merger By and Among the Company, Bizo, Inc. and other parties.	8-K	001-35168	2.1	August 15, 2014
10.19	Agreement and Plan of Merger By and Among the Company, lynda.com, Inc. and other parties.	8-K	001-35168	2.1	May 15, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)/ Appendix	Filing Date
21.1	List of subsidiaries.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (see the signature page to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

+	Indicates a management contract or compensatory plan.