Form 10-Q
period 2016-03-31
LINKEDIN CORP
filed 2016-04-29
CIK 1271024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2016, there were 117,984,839 shares of the Registrant’s Class A common stock outstanding and 15,559,383 shares of the Registrant’s Class B common stock outstanding.

LINKEDIN CORPORATION
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
LINKEDIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$759,451	$546,237
Marketable securities	2,400,187	2,573,145
Accounts receivable (net of allowance for doubtful accounts of $23,814 and $17,970 at March 31, 2016 and December 31, 2015, respectively)	582,726	603,060
Deferred commissions	80,783	87,706
Prepaid expenses	76,414	62,992
Other current assets	68,835	61,949
Total current assets	3,968,396	3,935,089
Property and equipment, net	1,139,032	1,047,005
Goodwill	1,597,268	1,507,093
Intangible assets, net	334,048	373,087
Other assets	170,623	148,925
TOTAL ASSETS	$7,209,367	$7,011,199
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$161,523	$162,176
Accrued liabilities	257,371	316,792
Deferred revenue	787,621	709,116
Total current liabilities	1,206,515	1,188,084
CONVERTIBLE SENIOR NOTES, NET	1,138,264	1,126,534
OTHER LONG-TERM LIABILITIES	225,023	201,128
Total liabilities	2,569,802	2,515,746
COMMITMENTS AND CONTINGENCIES (Note 12)
REDEEMABLE NONCONTROLLING INTEREST	27,321	26,810
STOCKHOLDERS’ EQUITY (Note 13):
Class A and Class B common stock	13	13
Additional paid-in capital	4,779,628	4,588,578
Accumulated other comprehensive income	7,502	9,124
Accumulated deficit	(174,899)	(129,072)
Total stockholders’ equity	4,612,244	4,468,643
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$7,209,367	$7,011,199
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenue	$860,650	$637,687
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	117,528	88,406
Sales and marketing	301,786	229,636
Product development	237,620	165,580
General and administrative	127,650	97,313
Depreciation and amortization	142,285	73,972
Total costs and expenses	926,869	654,907
Loss from operations	(66,219)	(17,220)
Other expense, net:
Interest income	4,973	1,985
Interest expense	(12,841)	(12,597)
Other, net	(4,190)	(4,035)
Other expense, net	(12,058)	(14,647)
Loss before income taxes	(78,277)	(31,867)
Provision (benefit) for income taxes	(32,961)	10,572
Net loss	(45,316)	(42,439)
Accretion of redeemable noncontrolling interest	(511)	(109)
Net loss attributable to common stockholders	$(45,827)	$(42,548)

Net loss per share attributable to common stockholders:
Basic	$(0.35)	$(0.34)
Diluted	$(0.35)	$(0.34)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	132,779	125,471
Diluted	132,779	125,471
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(45,316)	$(42,439)
Other comprehensive income (loss):
Change in unrealized net gain on investments, net of tax	4,432	403
Change in unrealized gain (loss) on cash flow hedges, net of tax	(5,989)	883
Change in foreign currency translation adjustment	(65)	(3)
Total other comprehensive income (loss)	(1,622)	1,283
Comprehensive loss	(46,938)	(41,156)
Accretion of redeemable noncontrolling interest	(511)	(109)
Comprehensive loss attributable to common stockholders	$(47,449)	$(41,265)
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(45,316)	$(42,439)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	142,285	73,972
Provision for doubtful accounts and sales returns	7,746	1,795
Amortization of investment premiums, net	4,160	5,514
Amortization of debt discount and issuance costs	11,730	11,189
Stock-based compensation	146,104	103,109
Excess income tax benefit from stock-based compensation	(1,698)	(18,198)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	11,932	29,489
Deferred commissions	8,844	7,067
Prepaid expenses and other assets	(29,495)	(34,629)
Accounts payable and other liabilities	(45,086)	(40,725)
Income taxes, net	(34,998)	5,629
Deferred revenue	75,979	63,359
Net cash provided by operating activities	252,187	165,132
INVESTING ACTIVITIES:
Purchases of property and equipment	(177,480)	(90,121)
Purchases of investments	(465,424)	(454,281)
Sales of investments	168,434	438,409
Maturities of investments	470,456	482,840
Payments for intangible assets and acquisitions, net of cash acquired	(40,430)	(4,161)
Changes in deposits and restricted cash	3,025	(1,382)
Net cash provided by (used in) investing activities	(41,419)	371,304
FINANCING ACTIVITIES:
Proceeds from issuance of common stock from employee stock options	1,678	8,708
Excess income tax benefit from stock-based compensation	1,698	18,198
Repurchases of equity awards	(3,251)	—
Other financing activities	—	(167)
Net cash provided by financing activities	125	26,739
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,321	(6,775)
CHANGE IN CASH AND CASH EQUIVALENTS	213,214	556,400
CASH AND CASH EQUIVALENTS—Beginning of period	546,237	460,887
CASH AND CASH EQUIVALENTS—End of period	$759,451	$1,017,287
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$88,734	$24,880
Issuance of Class A common stock and equity awards for business combinations	$56,517	$—
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business and Basis of Presentation
LinkedIn Corporation and its subsidiaries (the “Company”), a Delaware corporation, was incorporated on March 6, 2003. The Company operates an online professional network on the Internet through which the Company’s members are able to create, manage and share their professional identities, build and engage with their professional networks, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. The Company believes it is the most extensive, accurate, and accessible network focused on professionals. The Company also offers diverse products that can be used by customers to transform the way they hire, market, sell, and learn.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 12, 2016.
The condensed consolidated balance sheet as of December 31, 2015, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by US GAAP on an annual reporting basis.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2016 or any future period.

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

Recently Adopted Accounting Guidance
Business Combinations
In September 2015, the Financial Accounting Standards Board ("FASB") issued new authoritative accounting guidance on simplifying the accounting for measurement-period adjustments in business combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings for changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. This standard became effective for the Company in the first quarter of 2016, and is applied on a prospective basis to adjustments to provisional amounts that occur after the effective date with no impact to its financial statements.

Recently Issued Accounting Guidance
Stock Compensation
In March 2016, the FASB issued new authoritative accounting guidance on the accounting for certain aspects of share-based payments to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for the Company in the first quarter of 2017 and will be applied using the modified retrospective approach; however, early adoption is permitted. The Company is currently evaluating whether this standard will have a material impact on its financial statements.
Leases
In February 2016, the FASB issued new authoritative accounting guidance on leasing arrangements. The guidance outlines a comprehensive model for entities to use in accounting for leases, and supersedes most current lease accounting guidance, including industry-specific guidance. The core principle of the new lease accounting model is that lessees are required, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. The guidance also introduces new disclosure requirements for leasing arrangements. The standard is effective for the Company in the first quarter of 2019; however, early adoption is permitted. This standard is required to be applied using the modified retrospective approach. The Company is currently evaluating the impact of this guidance on its financial statements and expects that most of its operating leases will be recognized in its condensed consolidated balance sheets.
Financial Instruments
In January 2016, the FASB issued new authoritative accounting guidance on the classification and measurement of financial instruments. The requirement to disclose the methods and significant assumptions used to estimate fair value is removed. In addition, financial assets and financial liabilities are to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. This standard will be effective for the Company in the first quarter of 2018; however, early adoption is permitted. The Company does not expect this standard to have a material impact on its financial statements.
Revenue Recognition
In May 2014, the FASB issued new authoritative accounting guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The guidance also requires significantly expanded disclosures about revenue recognition. In July 2015, the FASB voted to approve a one-year deferral of the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. This standard will therefore be effective for the Company in the first quarter of 2018 and will be applied using either the full or modified retrospective adoption methods. In March 2016, the FASB issued implementation guidance that clarified the considerations in principal versus agent determination. The Company is currently evaluating whether this standard will have a material impact on its financial statements.

2.	Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of the periods presented, are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2016:
Assets:
Cash equivalents:
Money market funds	$340,146	$—	$—	$340,146
Commercial paper	—	350	—	350
US treasury securities	213,191	—	—	213,191
US agency securities	—	35,900	—	35,900
Marketable securities:
Commercial paper	—	34,351	—	34,351
US treasury securities	677,247	—	—	677,247
US agency securities	—	560,434	—	560,434
Corporate debt securities	—	1,119,505	—	1,119,505
Municipal securities	—	8,650	—	8,650
Other current assets:
Foreign currency derivative contracts	—	9,483	—	9,483
Total assets	$1,230,584	$1,768,673	$—	$2,999,257
Liabilities:
Accrued liabilities:
Foreign currency derivative contracts	$—	$8,152	$—	$8,152
Other long-term liabilities
Other derivative	—	—	13,900	13,900
Total liabilities	$—	$8,152	$13,900	$22,052

	Level 1	Level 2	Level 3	Total
December 31, 2015:
Assets:
Cash equivalents:
Money market funds	$276,898	$—	$—	$276,898
Commercial paper	—	12,049	—	12,049
US treasury securities	25,000	—	—	25,000
US agency securities	—	51,500	—	51,500
Marketable securities:
Commercial paper	—	55,374	—	55,374
US treasury securities	874,029	—	—	874,029
US agency securities	—	606,202	—	606,202
Corporate debt securities	—	1,026,898	—	1,026,898
Municipal securities	—	10,642	—	10,642
Other current assets:
Foreign currency derivative contracts	—	14,508	—	14,508
Total assets	$1,175,927	$1,777,173	$—	$2,953,100
Liabilities:
Accrued liabilities:
Foreign currency derivative contracts	$—	$1,847	$—	$1,847
Other long-term liabilities:
Other derivative	—	—	11,600	11,600
Total liabilities	$—	$1,847	$11,600	$13,447

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
The Company's Level 3 other derivative is related to the embedded features in the preferred stock of the Company's joint venture, which is expected to be settled in cash. The fair value of this other derivative is categorized as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs in the Black-Scholes option pricing model ("OPM") used in the valuation. The key significant unobservable inputs in the OPM are the enterprise value of the Company's joint venture, volatility, and expected term of when the embedded features will be exercised. The enterprise value of the joint venture is estimated quarterly using a combination of market and income approach methodologies. The volatility is based on historic volatilities of companies who have recently had initial public offerings. The expected term of when the embedded conversion feature will be exercised was assumed to be 4.2 years, which is the earliest date that the embedded features could be exercised.
The actual and projected performance of the joint venture as well as the term of when the embedded features are exercised may drive unpredictable changes in the valuation that could materially impact the Company's financial results.
The following is a reconciliation of the Company's Level 3 other derivative for the periods presented (in thousands):

Level 3 other derivative — December 31, 2014	$2,800
Fair value adjustments (1)	—
Level 3 other derivative — March 31, 2015	$2,800

Level 3 other derivative — December 31, 2015	$11,600
Fair value adjustments (1)	2,300
Level 3 other derivative — March 31, 2016	$13,900
____________

(1)	Changes in the fair value are recorded in Other expense, net in the condensed consolidated statements of operations.

See Note 9, Convertible Senior Notes, for the carrying amount and estimated fair value of the Company's convertible senior notes, which are not recorded at fair value as of March 31, 2016.

3.	Acquisition
Connectifier
On February 19, 2016 LinkedIn completed its acquisition of Connectifier, Inc. ("Connectifier") for a total purchase price of $105.5 million, which consisted of $49.0 million in cash and 485,166 shares of LinkedIn Class A common stock. The Company also issued restricted stock and equity awards related to assumed Connectifier equity awards, of which the earned portion is included in the purchase price. The acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The results of operations of the acquisition have been included in the condensed consolidated financial statements from the acquisition date. The following table presents the preliminary purchase price allocations recorded in the Company's condensed consolidated balance sheet as of the acquisition date (in thousands):

Net tangible assets	$7,066
Goodwill (1)	90,152
Intangible assets (2)	8,300
Total purchase price (3)	$105,518
 _______________________

(1)
The goodwill represents the excess value of the purchase price over both tangible and intangible assets acquired. The goodwill in this transaction is primarily attributable to expected operational synergies, the assembled workforce, and the future development initiatives of the assembled workforce. None of the goodwill is expected to be deductible for tax purposes.

(2)
Identifiable definite-lived intangible assets were comprised of developed technology and customer relationships of $7.9 million and $0.4 million, respectively, with an estimated useful life of 2.0 years and 1.0 year, respectively, which will be amortized on a straight-line basis over the estimated useful lives.

(3)	Subject to adjustment based on (i) purchase price adjustment provisions contained in the acquisition agreements and (ii) indemnification obligations of the acquired company stockholders.

4.	Cash and Investments
The following table presents cash, cash equivalents, and available-for-sale marketable securities for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
March 31, 2016:
Cash	$169,864	$—	$—	$169,864
Cash equivalents:
Money market funds	340,146	—	—	340,146
Commercial paper	350	—	—	350
US treasury securities	213,186	7	(2)	213,191
US agency securities	35,900	—	—	35,900
Marketable securities:
Commercial paper	34,331	27	(7)	34,351
US treasury securities	677,124	216	(93)	677,247
US agency securities	560,358	155	(79)	560,434
Corporate debt securities	1,116,990	2,894	(379)	1,119,505
Municipal securities	8,636	14	—	8,650
Total cash, cash equivalents, and marketable securities	$3,156,885	$3,313	$(560)	$3,159,638
December 31, 2015:
Cash	$180,790	$—	$—	$180,790
Cash equivalents:
Money market funds	276,898	—	—	276,898
Commercial paper	12,048	1	—	12,049
US treasury securities	24,999	1	—	25,000
US agency securities	51,500	—	—	51,500
Marketable securities:
Commercial paper	55,350	47	(23)	55,374
US treasury securities	874,968	20	(959)	874,029
US agency securities	606,924	17	(739)	606,202
Corporate debt securities	1,029,463	96	(2,661)	1,026,898
Municipal securities	10,636	6	—	10,642
Total cash, cash equivalents, and marketable securities	$3,123,576	$188	$(4,382)	$3,119,382

The following table presents unrealized losses on investments by investment category and length of time the investment has been in a continuous unrealized loss position as of the periods presented (in thousands):

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016:
Commercial paper	$12,906	$(7)	$—	$—	$12,906	$(7)
US treasury securities	345,481	(95)	—	—	345,481	(95)
US agency securities	202,912	(79)	—	—	202,912	(79)
Corporate debt securities	303,714	(379)	—	—	303,714	(379)
Total	$865,013	$(560)	$—	$—	$865,013	$(560)
December 31, 2015:
Commercial paper	$28,482	$(23)	$—	$—	$28,482	$(23)
US treasury securities	777,237	(959)	—	—	777,237	(959)
US agency securities	472,236	(739)	—	—	472,236	(739)
Corporate debt securities	943,276	(2,661)	—	—	943,276	(2,661)
Total	$2,221,231	$(4,382)	$—	$—	$2,221,231	$(4,382)

The following table presents available-for-sale marketable securities by contractual maturity date (in thousands) as of March 31, 2016:

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$1,263,646	$1,263,843
Due after one year through two years	826,213	826,895
Due after two years through three years	307,580	309,449
Total	$2,397,439	$2,400,187

5.	Derivative Instruments
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

As of March 31, 2016 and December 31, 2015, the Company had outstanding cash flow hedges with a total notional amount of $361.8 million and $321.5 million, respectively.

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

As of March 31, 2016 and December 31, 2015, the Company had outstanding balance sheet hedges with a total notional amount of $329.9 million and $239.9 million, respectively.

Other Derivative
The Company's other derivative is related to the accounting for the embedded features on the preferred stock of the Company's joint venture, which is expected to be settled in cash at a value equal to the fair value of the preferred stock, subject to a floor and a cap.

Fair Value of Derivative Contracts
The foreign currency derivative contracts that were not settled at the end of the period and other derivative contract are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s derivative contracts as of the periods presented (in thousands):

	March 31, 2016	December 31, 2015
Derivative assets:
Cash flow hedges	$9,046	$11,897
Balance sheet hedges	437	2,611
Total derivative assets	9,483	14,508
Derivative liabilities:
Cash flow hedges	3,280	790
Balance sheet hedges	4,872	1,057
Other derivative	13,900	11,600
Total derivative liabilities	22,052	13,447
Total fair value of derivative instruments	$(12,569)	$1,061

See Note 2, Fair Value Measurements, for additional information related to the fair value of the Company’s foreign currency and other derivative contracts.

Financial Statement Effect of Derivative Contracts

The following table presents the activity of the Company’s cash flow hedges in AOCI in stockholders' equity for the periods presented (in thousands):

	December 31, 2015	Amount of loss recognized in other comprehensive income before tax effect (effective portion)	Amount of gain reclassified from AOCI before tax effect to net revenue (effective portion)	March 31, 2016
Cash flow hedges	$11,857	(1,446)	(4,542)	$5,869

	December 31, 2014	Amount of gain recognized in other comprehensive income before tax effect (effective portion)	Amount of gain reclassified from AOCI before tax effect to net revenue (effective portion)	March 31, 2015
Cash flow hedges	$—	1,009	—	$1,009

The amount recognized in earnings related to the ineffective portion of the Company's cash flow hedges was insignificant for the quarter.

As of March 31, 2016, the Company estimates approximately $5.9 million of net derivative gains related to our cash flow hedges will be reclassified from AOCI into earnings within the next 12 months.

The following table presents the impact of the Company’s derivative contracts on the condensed consolidated statement of operations for the periods presented (in thousands):

		Three Months Ended March 31,
	Location	2016	2015
Cash flow hedges	Net revenue	$4,542	$—
Cash flow hedges	Other expense, net (1)	(2,291)	—
Balance sheet hedges	Other expense, net	(3,252)	11,210
Other derivative	Other expense, net	(2,300)	—
Total gain (loss) from derivative contracts		$(3,301)	$11,210
____________

(1)	Balances relate to changes in fair value that are excluded from the Company's assessment of hedge effectiveness.

6.	Property and Equipment
The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	March 31, 2016	December 31, 2015
Computer equipment	$796,445	$736,176
Leasehold improvements	390,850	330,436
Capitalized website, internal-use software, and production costs	263,316	236,124
Land	224,040	224,040
Furniture and fixtures	110,154	87,221
Software	58,014	55,935
Building	49,500	39,351
Total	1,892,319	1,709,283
Less accumulated depreciation and amortization	(753,287)	(662,278)
Property and equipment, net	$1,139,032	$1,047,005

Depreciation expense for the three months ended March 31, 2016 and 2015 was $95.0 million and $62.2 million, respectively.

7.	Goodwill and Other Intangible Assets
Goodwill
Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2015	$1,507,093
Acquisition	90,152
Other	23
Goodwill—March 31, 2016	$1,597,268

Other Intangible Assets
The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (1)
March 31, 2016:
Customer and subscriber relationships	$226,500	$(63,933)	$162,567	2.7 years
Developed technology	173,087	(103,520)	69,567	1.2 years
Content (2)	98,000	(42,875)	55,125	2.1 years
Patents	56,878	(11,428)	45,450	9.3 years
Other intangible assets	13,442	(12,103)	1,339	2.1 years
Total	$567,907	$(233,859)	$334,048	3.1 years
December 31, 2015:
Customer and subscriber relationships	$226,100	$(46,139)	$179,961	2.9 years
Developed technology	165,187	(88,361)	76,826	1.4 years
Content (2)	98,000	(30,625)	67,375	2.4 years
Patents	56,878	(10,120)	46,758	9.5 years
Other intangible assets	13,434	(11,267)	2,167	1.4 years
Total	$559,599	$(186,512)	$373,087	3.2 years
 __________________

(1)
The weighted-average remaining life of other intangible assets excludes the impact of $0.8 million in indefinite-lived intangible assets, which consists of domain names, as of March 31, 2016 and December 31, 2015.

(2)
The amortization method for the content intangible asset is 50% the first year, 30% the second year, and 20% in the third year. The remaining definite-lived intangible assets are amortized using the straight-line method.

Amortization expense for the three months ended March 31, 2016 and 2015 was $47.3 million and $11.8 million, respectively. Estimated amortization expense of purchased intangible assets for future periods as of March 31, 2016 is as follows (in thousands):

Year Ending December 31,	Amortization Expense
Remainder of 2016	$125,721
2017	106,698
2018	54,390
2019	20,507
2020	5,052
Thereafter	20,904
Total	$333,272

8.	Accrued Liabilities
The following table presents the detail of accrued liabilities as of the periods presented (in thousands):

	March 31, 2016	December 31, 2015
Accrued payroll taxes and other employee-related expenses	$109,477	$75,881
Other accrued expenses	52,018	44,987
Accrued incentives	32,227	96,708
Accrued commissions	29,062	65,794
Accrued sales tax and value-added taxes	22,657	23,681
Accrued vacation	11,930	9,741
Total	$257,371	$316,792

9.	Convertible Senior Notes
On November 12, 2014, the Company issued $1,322.5 million aggregate principal amount of convertible senior notes (the “Notes”). The Notes mature on November 1, 2019, unless converted, and bear interest at a rate of 0.50% payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2015.
The Notes are convertible at an initial conversion rate of 3.3951 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $294.54 per share of common stock. Holders may convert their notes under various circumstances and upon the occurrence of specified corporate events. On or after May 1, 2019, up until the close of business on the second trading day immediately preceding the maturity date, a holder may convert all or any portion of its notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company intends to settle the principal and interest due on the Notes in cash.
The Notes consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Liability:
Principal	$1,322,500	$1,322,500
Less: debt discount, net of amortization	(184,236)	(195,966)
Net carrying amount	$1,138,264	$1,126,534

Equity	$230,191	$230,191

The Company recognized interest expense on the Notes as follows (in thousands, except for percentage):

	Three Months Ended March 31,
	2016	2015
Contractual interest expense based on 0.50% per annum	$1,653	$1,653
Amortization of debt discount and issuance costs	11,730	11,189
Total	$13,383	$12,842
Effective interest rate of the liability component	4.7%	4.7%
The total estimated fair value of the Notes as of March 31, 2016 was $1,197.3 million. The fair value was determined based on the closing trading price of the Notes as of the last day of trading for the period. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.
Based on the closing price of our Class A common stock of $114.35 on March 31, 2016, the if-converted value of the Notes was less than the principal amount.

The Notes will have no impact to diluted earnings per share until the average price of our Class A common stock during the reporting period exceeds the conversion price of $294.54 per share because the principal amount of the Notes is intended to be settled in cash upon conversion
Note Hedges and Warrants
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
The warrants will have a dilutive effect when the average share price exceeds the warrant’s strike price of $381.82 per share, which would result in actual dilution of approximately 115,000 shares at a common stock price of $391.82.

10.	Other Expense, Net
The following table presents the detail of other expense, net, for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest income	$4,973	$1,985
Interest expense (1)	(12,841)	(12,597)
Net loss on foreign exchange and foreign currency derivative contracts	(2,058)	(4,436)
Fair value adjustment on other derivative	(2,300)	—
Other non-operating income, net	87	306
Net realized gain on sales of marketable securities	81	95
Total other expense, net	$(12,058)	$(14,647)
 __________________

(1)	The Company capitalized $0.5 million and $0.2 million of interest expense related to properties under construction for the three months ended March 31, 2016 and 2015, respectively.

11.	Loss Per Share
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
Basic net loss per share attributable to common stockholders is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of shares issuable upon the release of restricted stock units ("RSUs"), and to a lesser extent, the incremental common shares issuable upon the exercise of stock options and purchases related to the 2011 Employee Stock Purchase Plan. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net loss per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net loss per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.
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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2016		2015
	Class A	Class B	Class A	Class B
Basic net loss per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$(40,455)	$(5,372)	$(37,217)	$(5,331)
Denominator:
Weighted-average common shares outstanding	117,215	15,564	109,750	15,721
Basic net loss per share attributable to common stockholders	$(0.35)	$(0.35)	$(0.34)	$(0.34)
Diluted net loss per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$(40,455)	$(5,372)	$(37,217)	$(5,331)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(5,372)	—	(5,331)	—
Allocation of undistributed earnings	$(45,827)	$(5,372)	$(42,548)	$(5,331)
Denominator:
Number of shares used in basic calculation	117,215	15,564	109,750	15,721
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	15,564	—	15,721	—
Number of shares used in diluted calculation	132,779	15,564	125,471	15,721
Diluted net loss per share attributable to common stockholders	$(0.35)	$(0.35)	$(0.34)	$(0.34)
The following weighted-average employee equity awards were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Employee stock options	2,550	2,908
RSUs and other equity	6,976	5,875
Total	9,526	8,783

12.	Commitments and Contingencies
Aggregate Future Lease Commitments
The Company leases its office facilities and data centers under operating lease agreements, the longest of which is expected to expire in 2029. The Company’s future minimum payments, which exclude operating expenses, under non-cancelable operating leases for office facilities and data centers having initial terms in excess of one year, and sublease income as of March 31, 2016 are as follows (in thousands):

Year Ending December 31,	Gross Operating Lease Commitments	Sublease Income (1)	Net Operating Lease Commitments
Remainder of 2016	$122,901	$(13,593)	$109,308
2017	176,588	(18,045)	158,543
2018	204,441	(18,208)	186,233
2019	203,564	(18,726)	184,838
2020	197,985	(19,241)	178,744
Thereafter	1,127,337	(121,185)	1,006,152
Total minimum lease payments	$2,032,816	$(208,998)	$1,823,818
 __________________

(1)	Primarily represents sublease income for several buildings the Company leases in Sunnyvale, California to be recognized over the next 10 years.
Legal Proceedings
The Company is subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material adverse effect on the business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, the Company's litigation costs can be significant. Other regulatory matters could result in fines and penalties being assessed against the Company, and it may become subject to periodic audits, which would likely increase its regulatory compliance costs. Adverse results of litigation or regulatory matters could also result in the Company being required to change its business practices, which could negatively impact its membership and revenue growth.
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
Common Stock
As of March 31, 2016, the Company had 117,984,448 shares and 15,560,088 shares of Class A common stock and Class B common stock outstanding, respectively. As of December 31, 2015, the Company had 116,468,385 and 15,580,510 shares of Class A common stock and Class B common stock outstanding, respectively.

RSU Activity
A summary of RSU activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested—December 31, 2015	6,136,702	$211.77
Assumed RSUs from acquisition	42,157	114.12
Granted	2,355,211	115.42
Released	(606,631)	198.17
Forfeited	(160,610)	207.29
Unvested—March 31, 2016	7,766,829	$183.18	$888,119
Expected to vest as of March 31, 2016	6,756,694		$772,628
The intrinsic value of RSUs released was approximately $64.3 million and $122.4 million in the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $1.2 billion, which is expected to be recognized over the next 3.0 years.

Stock Option Activity
A summary of stock option activity for the three months ended March 31, 2016 is as follows:

	Options Outstanding		Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted-Average Exercise Price
Outstanding—December 31, 2015	2,582,517	$102.64
Assumed options from acquisition	33,586	11.31
Granted	7,236	109.97
Exercised	(84,574)	19.85
Forfeited or expired	(3,941)	121.69
Outstanding—March 31, 2016	2,534,824	$104.19	5.79	$133,680
Options vested and expected to vest as of March 31, 2016	2,459,382	$101.40	5.71	$132,863
Options vested and exercisable as of March 31, 2016	1,796,352	$69.30	4.87	$125,697
Aggregate intrinsic value represents the difference between the Company's closing stock price of its Class A common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange as of March 31, 2016 was $114.35. The total intrinsic value of options exercised was approximately $10.6 million and $88.3 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $56.4 million, which is expected to be recognized over the next 2.3 years.
Restricted Stock
The Company issued 394,094 shares of restricted Class A common stock during the three months ended March 31, 2016. A total of 728,218 shares of restricted stock were outstanding as of March 31, 2016, and the total unrecognized compensation cost was approximately $41.3 million, which is expected to be recognized over the next 2.4 years.

Stock-Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards to employees recognized in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$14,469	$9,757
Sales and marketing	28,480	19,341
Product development	70,185	49,970
General and administrative	32,970	24,041
Total stock-based compensation	146,104	103,109
Tax benefit from stock-based compensation	(42,146)	(30,104)
Total stock-based compensation, net of tax effect	$103,958	$73,005

The Company capitalized $6.6 million and $4.4 million for the three months ended March 31, 2016 and 2015, respectively, of stock-based compensation as website development and production costs.

14.	Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax, for the periods presented (in thousands):

	Unrealized Gains/Losses on Investments	Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
AOCI—December 31, 2015	$(2,676)	$11,802	$(2)	$9,124
Other comprehensive income before adjustments	4,251	(1,447)	(65)	2,739
Amounts reclassified from AOCI	181	(4,542)	—	(4,361)
Other comprehensive income	4,432	$(5,989)	$(65)	$(1,622)
AOCI—March 31, 2016	$1,756	$5,813	$(67)	$7,502

	Unrealized Gains/Losses on Investments	Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
AOCI—December 31, 2014	$(149)	$—	$(49)	$(198)
Other comprehensive income before adjustments	335	883	(3)	1,215
Amounts reclassified from AOCI	68	—	—	68
Other comprehensive income	$403	$883	$(3)	$1,283
AOCI—March 31, 2015	$254	$883	$(52)	$1,085

The following table presents the impact of reclassification adjustments from AOCI on net loss for the periods presented (in thousands):

AOCI Components	Location	Three Months Ended March 31,
		2016	2015
Unrealized gains on cash flow hedges	Net revenue	$4,542	$—
Unrealized losses on investments	Other income (expense), net	(181)	(68)
Total amount reclassified from AOCI		$4,361	$(68)

15.	Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from activities outside the United States are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries because it is the Company’s intent to reinvest earnings indefinitely offshore. The determination of the interim period income tax provision utilizes the effective rate method, which requires the estimation of certain annualized components of the computation of the income tax provision, including the estimate of the annual effective tax rate by legal entity and by jurisdiction. The Company's ability to estimate the geographic mix of earnings is impacted by the relatively high-growth nature of the business, acquisitions, fluctuations of business operations by country, and implementation of tax planning strategies.
On December 18, 2015, the President signed into law The Protecting Americans from Tax Hikes Act of 2015 (the "2015 Act"). The 2015 act establishes a permanent research tax credit for qualifying amounts paid or incurred after December 31, 2014. As a result of the enacted permanent credit, the Company recognized a full tax benefit of $20.4 million in the fourth quarter for all qualifying amounts incurred in 2015.
The Company recorded income tax benefit of $33.0 million for the three months ended March 31, 2016 and income tax expense of $10.6 million for the three months ended March 31, 2015. The Company recognized a tax benefit in the three months ended March 31, 2016 compared to the same period last year primarily due to US losses as compared to US income in the prior period.
On December 1, 2015, in Altera Corp. v. Commissioner, the US Tax Court formally entered its decision related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. At this time, the US Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any impact as of March 31, 2016. The Company will continue to monitor ongoing developments and potential impacts to our financial statements.

16.	Information About Revenue and Geographic Areas
Revenue by geography is generally based on the shipping address of the customer. The following tables present the Company’s revenue by product and geographic region for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Net revenue by product:
Talent Solutions
Hiring	$502,391	$396,375
Learning & Development	55,256	—
Total Talent Solutions	557,647	396,375
Marketing Solutions	154,147	119,192
Premium Subscriptions	148,856	122,120
Total	$860,650	$637,687

	Three Months Ended March 31,
	2016	2015
Net revenue by geographic region:
United States	$526,416	$389,258
Other Americas (1)	45,362	38,066
Total Americas	571,778	427,324
EMEA (2)	217,601	156,563
APAC (3)	71,271	53,800
Total	$860,650	$637,687
 __________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)
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
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 12, 2016.

Overview
As the world’s largest professional network on the Internet, we currently have over 425 million members in over 200 countries and territories. LinkedIn's value proposition for our members and customers is simple: connect to opportunity. Members use our platform to stay connected and informed and advance their careers, while customers are able to work smarter through our diverse product lines. Our focus is on delivering value to members in their professional lives. We believe creating value for our members strengthens the network effect of our platform, and in return, enables us to deliver products that create value for our customers. Ultimately, our vision is to create economic opportunity for every member of the global workforce by building the world's first economic graph, a digital representation of the global economy.

Our revenue comes from products that monetize the unique value and critical mass of our platform. We believe by creating value for our members we can transform the way our customers hire, market, sell, and learn on a global basis through our three product lines: Talent Solutions, Marketing Solutions, and Premium Subscriptions. Our Talent Solutions include Hiring and Learning and Development. Hiring provides products to recruiters that enable them to attract, recruit, and hire talent. Learning and Development, from our acquisition of Lynda.com, provides subscriptions to enterprises and individuals to online education courses. Our Marketing Solutions enable enterprises and individuals to advertise to our member base through relevant content. Our Premium Subscriptions (inclusive of Sales Solutions) enable professionals to manage their professional identity, grow their network, and connect with talent, while Sales Navigator, our premium social selling solution, enables sales professionals to find leads and generate sales.

Our long-term financial focus is on sustainable, long-term growth; however, in the near term we expect US GAAP operating losses as we continue to investment in our business. Our investments in 2016 will continue to focus on the following themes: driving growth in our core products within Talent Solutions, Marketing Solutions, and Premium Subscriptions, creating reciprocal value for our members and customers, and increasing return on investment while also supporting our long-term financial objectives of sustainable revenue and earnings growth.

•	Our Products. With respect to product development, we will continue to focus investment on our member and customer value proposition: connect to opportunity.

◦	Members. We plan to continue to invest in our global member experience focusing on our value propositions: helping members stay connected and informed and advance their careers.

◦	Customers. We plan to invest in our core product development efforts to help customers work smarter by transforming the way they hire, market, sell, and learn.
In addition, we expect to continue to invest in mobile across our product lines. Mobile is the fastest growing channel for member engagement, growing at twice the rate of overall site traffic with mobile unique visiting members representing 58% of unique visiting members in the first quarter of 2016.

•
Our Talent. We expect to continue to expand our workforce in 2016. However, such expansion, specifically related to our sales and product development teams, will be at a slower rate than in 2015. We expect that the increased headcount will result in an increase in related expenses, including stock-based compensation expense and capital expenditures related to facilities. As of March 31, 2016, we had 9,732 employees, which represented an increase of 27% compared to the same period last year.

•
Our Technology. We expect to continue to make significant capital expenditures to upgrade our technology and network infrastructure to improve the ability of our website to handle expected increases in usage, to enable the release of new features and solutions, and to scale for future growth. These investments are particularly focused on expanding our footprint of data centers.

As a result of our long-term investment philosophy, we expect to be in an operating loss on a consolidated basis under generally accepted accounting principles in the United States of America ("US GAAP") in fiscal 2016.
We are driving significant revenue growth and continuing to invest for the long term, resulting in current operating losses. Our net revenue was $860.7 million for the three months ended March 31, 2016, which represents an increase of 35% compared to the same period in 2015. Our net revenue benefited from increased sales of our core products, specifically Recruiter, Jobs, Sponsored Content, and Sales Solutions as well as revenue from our recent acquisition of Lynda.com. We had an operating loss of $66.2 million driven by increases in headcount-related expenses of $154.9 million as we hired additional employees to support the growth in our business. We also had an increase of $68.3 million in depreciation and amortization related to intangible assets from our acquisition of Lynda.com in 2015, build out of our data centers, leasehold improvements as we lease additional facilities to accommodate our headcount growth, and capitalized website and internal-use software.
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

The following table presents the number of registered members as of the periods presented by geographic region:

	March 31,
	2016		2015		% Change
	(in thousands)
Members by geographic region:
United States	128,433	30%	115,628	32%	11%
Other Americas (1)	73,222	17%	62,581	17%	17%
Total Americas	201,655	47%	178,209	49%	13%
EMEA (2)	138,435	32%	116,745	32%	19%
APAC (3)	92,663	21%	68,975	19%	34%
Total number of registered members (4)	432,753	100%	363,929	100%	19%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

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

•
Unique Visiting Members. We define unique visiting members as the total number of members who have visited LinkedIn.com on desktop or have visited selected mobile applications offered by LinkedIn.com on their mobile devices at least once during a month. We view unique visiting members as a key indicator of whether we are delivering value to members by continuing to improve our product offerings as well as growth in our brand awareness among members. Higher levels of member traffic contribute to building a larger pool of professional talent and a richer data ecosystem, which is our key monetizable asset. We leverage these assets, both directly and indirectly, to grow sales within Talent Solutions, Marketing Solutions, and Premium Subscriptions. Continued growth in unique visiting members will be driven by growth in the number of registered members, improvements to features and products that drive traffic to our website, and mobile applications, and global expansion. This growth may be impacted by business decisions aligned with our long-term strategy in order to create a better member experience. For example, our decision to reduce the number of emails sent to members may adversely impact the amount of member traffic to our site.

The following table presents the average monthly number of unique visiting members during the periods presented:

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Unique visiting members (1), (3)	105,501	96,847	9%
Mobile unique visiting members (2), (3)	60,920	48,701	25%
 ______________________

(1)	Members who have visited LinkedIn.com on their desktops and/or have visited selected mobile applications offered by LinkedIn.com on their mobile devices.

(2)	Members who have visited selected mobile applications offered by LinkedIn.com on their mobile devices.

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

•
Member Page Views. We define member page views as the total number of page views our members view during the measurement period on LinkedIn.com for desktop and on selected mobile applications offered by LinkedIn.com for mobile devices. Similar to unique visiting members, we believe member page views is an indicator for gaining insight into whether our members are deriving increased value from our solutions. However, as overall site traffic is increasingly coming from mobile, we expect this metric to become less meaningful over time, as a well-designed mobile application reduces the number of clicks and pages a user touches in order to create a high quality mobile experience. For example, member page views may be adversely impacted by our new mobile flagship app which streamlines the product by decreasing the number of page views necessary to navigate the app. Specifically, more intuitive tabbed browsing replaces a dedicated navigation page, which creates more seamless interaction. Additionally, member page views may not capture all of the value that our members and other users derive from our solutions because part of the benefit of certain products and features is that the member does not need to visit our website to receive value from our platform. For example, members can respond to InMails they receive from other members without accessing their LinkedIn account or our website.

The following table presents the number of member page views during the periods presented:

	Three Months Ended March 31,
	2016	2015	% Change
	(in millions)
Member page views (1), (2)	45,218	33,828	34%
 ______________________

(1)	These metrics include member page views on LinkedIn.com for desktop and selected mobile applications offered by LinkedIn.com for mobile devices.

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

•
Sales Channel Mix. We sell our Talent Solutions, Marketing Solutions, and Sales Solutions (included in Premium Subscriptions), offline through our field organization or online on our website. Since the launch of Sales Navigator and increasing investment in the Sales Solutions field sales team, we expect that the portion of Premium Subscriptions revenue from our field sales channel will continue to increase over time.

Our field sales organization uses a direct sales force to solicit customers and agencies. This offline channel is characterized by a longer sales cycle where price can be negotiated, higher relative average selling prices, longer contract terms, higher selling expenses, and a longer cash collection cycle compared to our online channel.

Our online, or self-service, sales channel allows members to purchase solutions directly on our website. Members can purchase Premium Subscriptions, including our Sales Solutions, as well as certain lower priced products in our Talent Solutions and Marketing Solutions, such as Job Seeker subscriptions, Job Postings, Recruiter Lite, and self-serve advertising. This channel is characterized by lower average selling prices, availability of monthly contractual terms, lower selling costs, and a highly liquid collection cycle.

The following table presents our net revenue by field sales and online sales:

	Three Months Ended March 31,
	2016		2015
	($ in thousands)
Field sales	$535,957	62%	$393,251	62%
Online sales	324,693	38%	244,436	38%
Net revenue	$860,650	100%	$637,687	100%
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we disclose adjusted EBITDA, a non-GAAP financial measure within this Quarterly Report on Form 10-Q. We define adjusted EBITDA as net income (loss), plus: provision (benefit) for income taxes; other (income) expense, net; depreciation and amortization; and stock-based compensation. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable US GAAP financial measure.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other US GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(45,316)	$(42,439)
Provision (benefit) for income taxes	(32,961)	10,572
Other expense, net	12,058	14,647
Depreciation and amortization	142,285	73,972
Stock-based compensation	146,104	103,109
Adjusted EBITDA	$222,170	$159,861

Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2016	2015
	(as a percentage of net revenue)
Condensed Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14	14
Sales and marketing	35	36
Product development	28	26
General and administrative	15	15
Depreciation and amortization	17	12
Total costs and expenses	108	103
Loss from operations	(8)	(3)
Other expense, net:
Interest income	1	—
Interest expense	(1)	(2)
Other, net	—	(1)
Other expense, net	(1)	(2)
Loss before income taxes	(9)	(5)
Provision (benefit) for income taxes	(4)	2
Net loss	(5)	(7)
Accretion of redeemable noncontrolling interest	—	—
Net loss attributable to common stockholders	(5)%	(7)%
 ______________________
(1) Certain items may not total due to rounding.

Net Revenue
We generate revenue from Talent Solutions, Marketing Solutions, and Premium Subscriptions.

Talent Solutions. Talent Solutions revenue is comprised of Hiring and Learning and Development products. Hiring products primarily consist of LinkedIn Recruiter, Job Slots, Career Pages, Job Postings, Job Seeker and Recruiter Lite. The Company provides access to its professional database of both active and passive job candidates with LinkedIn Recruiter, which allows corporate recruiting teams to identify candidates based on industry, job function, geography, experience/education, and other specifications. Revenue from the LinkedIn Recruiter product is recognized ratably over the subscription period, which consists primarily of annual subscriptions that are billed monthly, quarterly, or annually. The Company also earns revenue from Job Slots, which enable an enterprise or professional organization to post jobs on its website, and allows the job that is posted to be changed, updated, or modified over the life of the contract. Revenue from Job Slots is recognized ratably over the contract, typically 12 months. Career Pages give enterprises and professional organizations the ability to customize the career section of their Company Profiles and content on Career Pages to allow potential candidates to learn more about what it is like to work at their company. Revenue from Career Pages is recognized ratably over the contractual period, which is typically 12 months. The Company also earns revenue from the placement of Job Postings on its website, which generally run for 30 days. Independent recruiters can pay to post job openings that are accessible through job searches or targeted job matches. Revenue from Job Postings is recognized as the posting is displayed or at the expiration of the contract period, if not utilized. Job Seeker subscriptions give access to premium features on our website to help individuals find job opportunities. Revenue from Job Seeker and Recruiter Lite subscriptions is recognized ratably over the contractual period, which consists of monthly and annual subscriptions. Learning and Development products consist of individual and enterprise subscriptions to the Lynda.com learning platform. Revenue from these subscriptions is recognized ratably over the subscription period, which consists of monthly and annual subscriptions for individuals and annual and multi-year subscriptions for enterprises.
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

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
Net revenue by product:
Talent Solutions
Hiring	$502,391	$396,375	27%
Learning & Development	55,256	—	n/a
Total Talent Solutions	557,647	396,375	41%
Marketing Solutions	154,147	119,192	29%
Premium Subscriptions	148,856	122,120	22%
Total	$860,650	$637,687	35%
Percentage of net revenue by product: (1)
Talent Solutions
Hiring	58%	62%
Learning & Development	6%	—%
Total Talent Solutions	65%	62%
Marketing Solutions	18%	19%
Premium Subscriptions	17%	19%
Total	100%	100%
  ______________________
(1)     Certain items may not total due to rounding.
Total net revenue increased $223.0 million in the three months ended March 31, 2016 compared to the same period last year.
Net revenue from our Talent Solutions increased $161.3 million in the three months ended March 31, 2016 compared to the same period last year. The increase in Hiring revenue was driven by increased spending by existing customers as well as additional business from new customers. Learning and Development consists of revenue from our acquisition of Lynda.com.
Net revenue from our Marketing Solutions increased $35.0 million in the three months ended March 31, 2016 compared to the same period last year. The increase was primarily due to Sponsored Updates from our field sales and self-service channels, partially offset by weakness in demand for our display advertising products. Sponsored content represented approximately 56% of Marketing Solutions revenue in the three months ended March 31, 2016, and we expect it to continue to represent a larger percentage of Marketing Solutions revenue as we continue to shift to content marketing and experience less demand for display advertising products. In addition, in 2016, Bizo-related product revenue will decline as we discontinue the standalone products and work to migrate the functionality from the Bizo-related products into our Sponsored Content platform, making the technology accessible to any Marketing Solutions customer.
Net revenue from our Premium Subscriptions increased $26.7 million in the three months ended March 31, 2016 compared to the same period last year primarily due to the increase in revenue from our Sales Solutions products, which include Sales Navigator. Our Sales Solutions products continue to grow at a higher rate than our other Premium Subscription products as well as continue to represent a larger percentage of total Premium Subscriptions revenue. Sales Navigator represented approximately 40% of Premium Subscriptions revenue in the three months ended March 31, 2016.

The following table presents our net revenue by geographic region:

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
Net revenue by geographic region:
United States	$526,416	$389,258	35%
Other Americas	45,362	38,066	19%
Total Americas	571,778	427,324	34%
EMEA	217,601	156,563	39%
APAC	71,271	53,800	32%
Total	$860,650	$637,687	35%

United States revenue increased $137.2 million in the three months ended March 31, 2016 compared to the same period last year. International revenue increased $85.8 million in the three months ended March 31, 2016 compared to the same period last year. International revenue represented 39% of total revenue in the three months ended March 31, 2016 and March 31, 2015. The increase in international revenue is due to the expansion of our sales, technical and support operations in international locations and growth in our global member base due to developing our brand across various geographies, partially offset by foreign currency fluctuations. We expect international revenue to increase on an absolute basis as we continue to expand our sales force in key international markets where member engagement supports business efforts at scale.

The following table presents our net revenue by geography, by product:

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
Net revenue by geography, by product:
United States
Talent Solutions	$341,534	$240,752	42%
Marketing Solutions	98,361	77,412	27%
Premium Subscriptions	86,521	71,094	22%
Total United States revenue	$526,416	$389,258	35%
International
Talent Solutions	$216,113	$155,623	39%
Marketing Solutions	55,786	41,780	34%
Premium Subscriptions	62,335	51,026	22%
Total International revenue	$334,234	$248,429	35%

Total	$860,650	$637,687	35%
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

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
Cost of revenue	$117,528	$88,406	33%
Percentage of net revenue	14%	14%
Headcount (at period end)	1,462	1,111	32%
Cost of revenue increased $29.1 million in the three months ended March 31, 2016 compared to the same period last year. The increase was driven by increases in headcount related expenses of $17.8 million as we continue to hire to support the growth of our business. In addition, direct costs increased $3.8 million due to author royalty expenses and other direct costs.

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

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
Sales and marketing	$301,786	$229,636	31%
Percentage of net revenue	35%	36%
Headcount (at period end)	4,396	3,492	26%
Sales and marketing expenses increased $72.2 million in the three months ended March 31, 2016 compared to the same period last year. The increase was driven by an increase in headcount related expenses of $56.6 million as we continue to expand our field sales organization globally. We also experienced an increase of $8.7 million in marketing related expenses, primarily related to online marketing for our Learning and Development subscriptions.
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

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
Product development	$237,620	$165,580	44%
Percentage of net revenue	28%	26%
Headcount (at period end)	2,581	1,949	32%
Product development expenses increased $72.0 million in the three months ended March 31, 2016 compared to the same period last year. The increase was driven by an increase in headcount related expenses of $60.4 million as a result of our focus on developing new features and products that create value for our members.

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

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
General and administrative	$127,650	$97,313	31%
Percentage of net revenue	15%	15%
Headcount (at period end)	1,293	1,081	20%
General and administrative expenses increased $30.3 million in the three months ended March 31, 2016 compared to the same period last year. The increase was driven by an increase in headcount related expenses of $20.2 million to support our overall growth. In addition, we experienced an increase in bad debt and other expenses of $6.3 million.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized software development costs, and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis, and increase as a percentage of revenue as we continue to expand our technology and facilities infrastructure.

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
Depreciation and amortization	$142,285	$73,972	92%
Percentage of net revenue	17%	12%
Depreciation and amortization expenses increased $68.3 million in the three months ended March 31, 2016 compared to the same period last year. The increase in depreciation expense of $32.8 million in the three months ended March 31, 2016 compared to the same period last year was the result of the build out of our data centers, increases in leasehold improvements as we lease additional facilities to accommodate our headcount growth, and increases in capitalized website and internal-use software. The increase in amortization expense of $35.5 million in the three months ended March 31, 2016 compared to the same period last year was primarily the result of amortization of customer relationships and content from our acquisition of Lynda.com in 2015.
Other Expense, Net
Other expense, net consists primarily of the interest expense from our convertible senior notes, income earned on our investments, fair value adjustments on our other derivative, and foreign exchange gains and losses. Hedging strategies that we have implemented or may implement to mitigate foreign exchange risk may not eliminate our exposure to foreign exchange fluctuations.

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
Interest income	$4,973	$1,985
Interest expense	(12,841)	(12,597)
Net loss on foreign exchange and foreign currency derivative contracts	(2,058)	(4,436)
Net realized gain on sales of marketable securities	81	95
Fair value adjustment on other derivative	(2,300)	—
Other non-operating income, net	87	306
Total other expense, net	$(12,058)	$(14,647)
Other expense, net decreased in the three months ended March 31, 2016 compared to the same period last year primarily due to higher interest income and lower foreign exchange losses, partially offset by fair value adjustments related to our other derivative. See Note 2, Fair Value Measurements, of the Notes to Condensed Consolidated Financial Statements under Item 1 for additional information on our other derivative.
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

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
Provision (benefit) for income taxes	$(32,961)	$10,572	(412)%
Effective tax rate	42%	(33)%
Income tax benefit is $33.0 million in the three months ended March 31, 2016 compared to $10.6 million of income tax expense in the same period last year. The effective tax rates as of March 31, 2016 and 2015 were 42% and (33)%, respectively. Our tax benefit was primarily driven by US losses for the period.

Liquidity and Capital Resources
As of March 31, 2016, we had cash and cash equivalents of $759.5 million and marketable securities of $2.4 billion. Our cash equivalents and marketable securities are comprised primarily of corporate debt securities, US treasury securities, US agency securities, money market funds and commercial paper. As of March 31, 2016, the amount of cash and cash equivalents held by foreign subsidiaries was $270.6 million. If these funds are needed for our domestic operations, we would be required to accrue and pay United States taxes to repatriate these funds to the extent these funds exceed amounts owed to the United States parent entity. However, our intent is to permanently reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries. However, we believe the income tax liability would be insignificant if these earnings were to be repatriated.

On February 19, 2016, we acquired Connectifier, an industry leader in machine learning-based searching and matching technology. The total purchase price for all of the outstanding equity interests of Connectifier was approximately $105.5 million, subject to adjustment, in combination of approximately 46% cash and approximately 54% in our Class A common stock and equity awards.
We believe that our existing cash and cash equivalents and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

	March 31, 2016	December 31, 2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$759,451	$546,237
Marketable securities	$2,400,187	$2,573,145
Convertible senior notes, net	$1,138,264	$1,126,534

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$252,187	$165,132
Cash flows provided by (used in) investing activities	(41,419)	371,304
Cash flows provided by financing activities	125	26,739
Effect of exchange rate changes on cash and cash equivalents	2,321	(6,775)
Change in cash and cash equivalents	$213,214	$556,400
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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Reconciliation of Free Cash Flow:
Cash flows provided by operating activities	$252,187	$165,132
Purchases of property and equipment	(177,480)	(90,121)
Free cash flow	$74,707	$75,011
Operating Activities
Operating activities provided $252.2 million of cash in the three months ended March 31, 2016. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with an increase in deferred revenue of $76.0 million and a decrease in accounts receivable of $11.9 million, partially offset by a decrease in accounts payable and other liabilities of $45.1 million, an increase in prepaid expenses and other assets of $29.5 million and a decrease in income taxes, net of $35.0 million. The increase in our deferred revenue was primarily due to increases in transaction volumes in the three months ended March 31, 2016. We had a net loss in the three months ended March 31, 2016 of $45.3 million, which included non-cash stock-based compensation of $146.1 million and non-cash depreciation and amortization of $142.3 million.
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
In the three months ended March 31, 2016, we had purchases of property and equipment of $177.5 million and payments for intangible assets and acquisitions, net of cash acquired of $40.4 million, offset by net purchases, sales, and maturities of investments of $173.5 million. In the three months ended March 31, 2015, we had net sales and maturities of investments of $467.0 million and purchases of property and equipment of $90.1 million.

Financing Activities
In the three months ended March 31, 2016, and 2015, our financing activities consisted primarily of net proceeds from the issuance of common stock from employee stock option exercises, as well as the excess tax benefit from stock-based compensation. Additionally, in the three months ended March 31, 2016, we had repurchases of equity awards of $3.3 million.

Off Balance Sheet Arrangements
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties primarily for facility leases. As of March 31, 2016, we had financial guarantees of $52.7 million that were not recorded on our condensed consolidated balance sheet that consisted of standby letters of credit and surety bonds. We had no other off balance sheet arrangements as defined in Item (303)(a)(4) of Regulation S-K.

Contractual Obligations
Our principal obligations consist of our operating leases and 0.50% convertible senior notes. Our headquarters is located in Mountain View, California under a lease that expires in 2023. We also lease office space in locations throughout the United States and internationally. In addition, we have data centers in the United States and Singapore pursuant to various lease and co-location agreements. We have several significant long-term purchase obligations outstanding with third parties. We do not have any significant capital lease obligations. As of March 31, 2016, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations (1)	$2,032,816	$166,572	$388,630	$400,034	$1,077,580
0.50% convertible senior notes (2)	$1,348,951	$6,613	$13,225	$1,329,113	$—
Purchase obligations	$41,121	$28,903	$12,161	$57	$—
______________________

(1)
Represents gross operating lease obligations, excluding sublease income of $209.0 million to be recognized over the next 10 years, which primarily relates to sublease income for several buildings we lease in Sunnyvale, California.

(2)
Represents the aggregate principal amount and related interest on our convertible senior notes. See Note 9, Convertible Senior Notes, of the Notes to the Condensed Consolidated Financial Statements under Item 1 for additional information.

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
We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, the valuation of goodwill and intangible assets, website and internal-use software development costs, leases, income taxes, and legal contingencies have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 12, 2016.

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
Interest Rate Fluctuation Risk
We had cash, cash equivalents, and marketable securities of $3,159.6 million and $3,119.4 million as of March 31, 2016 and December 31, 2015, respectively. This amount was invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents, and marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At March 31, 2016, the weighted-average duration of our investment portfolio was less than one year.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of March 31, 2016, a hypothetical increase in interest rates of 1% (100 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $18.3 million, and a hypothetical increase in interest rates of 0.5% (50 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $9.1 million.
Foreign Currency Exchange Risks
We have foreign currency exchange risks related to our revenue and operating expenses denominated in currencies other than the United States dollar, principally the Euro, the British Pound Sterling, the Australian dollar, and the Canadian dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains (losses) related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.
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
As of March 31, 2016, we had total outstanding foreign currency derivative contracts with a total notional amount of $691.7 million. If overall foreign currency exchange rates appreciated uniformly by 5% against the US Dollar, our foreign currency derivative contracts outstanding as of March 31, 2016 would experience a loss of approximately $16.5 million.
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

We do not have economic interest rate exposure related to the Notes, as they have a fixed annual interest rate of 0.50%. We do, however, have interest rate risk because the fair value of our Notes will generally increase when interest rates fall and decrease when interest rates rise. Additionally, the fair value of our Notes may be impacted by the price of our Class A common stock. As of March 31, 2016, the estimated fair value of our Notes was $1,197.3 million based on the closing trading price of the Notes as of the last day of trading for the period. See Note 9, Convertible Senior Notes, of the Notes of the Condensed Consolidated Financial Statements under Item 1 for additional information on the Notes, including the carrying value of the Notes.
The embedded features on the preferred stock of our joint venture are accounted for as a derivative instrument, which is measured at fair value each reporting period. Management is required to make significant estimates to determine the fair value, and those estimates can be affected by market volatility. The financial impact to future periods will depend on changes in fair value of the derivative instruments, which is correlated with the performance and value of the Company's joint venture, and will be recorded in Other income (expense), net. Over the life of the derivative, the cumulative fair value adjustments in the condensed consolidated statement of operations could be up to $155.0 million.
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

Part II. Other Information

Item 1. Legal Proceedings

We are subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, our litigation costs can be significant. Other regulatory matters could result in fines and penalties being assessed against us, and we may become subject to periodic audits, which would likely increase our regulatory compliance costs. Adverse results of litigation or regulatory matters could also result in us being required to change our business practices, which could negatively impact our membership and revenue growth.
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
One of our core values is to make decisions based on the best long-term interests of our members, which we believe is essential to our success in increasing our member growth rate and engagement, creating value for our members and in serving the best, long-term interests of the company and our stockholders. Therefore, in the past, we have forgone, and may in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of our members, even if our decision negatively impacts our operating results in the short term. In addition, our philosophy of putting our members first may cause disagreements, or negatively impact our relationships, with our existing or prospective customers. This could result in enterprises and professional organizations blocking access to our services or refusing to purchase our Talent Solutions (including Learning and Development products), Marketing Solutions or Premium Subscriptions (including Sales Solutions). Our decisions may not result in the long-term benefits that we expect, in which case our member engagement, business and operating results could be harmed.
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
Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to members, customers or other third parties, our data disclosure and consent obligations, or our privacy or security-

related legal obligations, or any compromise of security that results in the unauthorized disclosure, transfer or use of personal or other information, which may include personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements critical of us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws, our policies or other privacy or security-related obligations, such violations may also put our members’ information at risk and could in turn have an adverse effect on our business. Governmental agencies may also request or take member or customer data for national security or informational purposes, and also can make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business.
In addition, the EU-US Safe Harbor program (“Safe Harbor”), which provided a valid legal basis for transfers of personal data from Europe to the United States, has been held to be invalid, which has a significant impact on the transfer of data from the European Union to US companies, including us. While we have other legally recognized mechanisms in place that we believe allow for the transfer of EU member and customer and employee information to the United States, it is possible that these mechanisms may also be challenged or evolve to include new legal requirements that could have an impact on how we move data from the European Union to LinkedIn entities outside the European Union. There is uncertainty as to whether or not the Privacy Shield, the expected replacement for the Safe Harbor, will be adopted and withstand legal and political challenges. The requirements for the legal transfer of personal data between the US and the EU could impact our business and result in substantial expense to implement, and it is unclear that it will be appropriate for us. For example, we may have to require some of our vendors who process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our members and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by individual EU Data Protection Authorities or lawsuits by private parties, member engagement could decline and our business could be negatively impacted.
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
For example, the European Union recently enacted a new General Data Protection Regulation, which will become effective in mid-2018. The General Data Protection Regulation will likely result in greater compliance efforts for companies with users and operations in the European Union and provides for fines of up to 4% of global annual revenues for noncompliance. The European Union is also considering an update to the EU’s Privacy and Electronic Communications (e-Privacy) Directive to, among other things, amend the current directive’s rules on the use of cookies.
In the United States, the federal government, including the White House, the Federal Trade Commission, the Department of Commerce and Congress, and many state governments are reviewing the need for greater regulation of the collection, processing, storage, sharing, disclosure, use and security of information concerning consumer behavior with respect to online services, including regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. This review may result in new laws or the promulgation of new regulations or guidelines. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from Internet browsers, the ability to delete information of minors, and new data breach notification requirements. California has also adopted privacy guidelines with respect to mobile applications. Outside the European Union and the United States, a number of countries have adopted or are considering privacy laws and regulations that may result in greater compliance efforts.
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
Our business, including our ability to operate and expand internationally or on new technology platforms, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly gather and use data about our members. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the storage, use or disclosure of data our members choose to share with us, or regarding the manner in which the express or implied consent of consumers for such gathering, use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that we collect about our members.
Our business is subject to a variety of US and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.
We are subject to a variety of laws in the United States and abroad, including laws regarding privacy, data protection, data security, data retention and consumer protection, accessibility, sending electronic messages, human resource services and the provision of online payment services, including credit card processing, which are continuously evolving and developing. In addition, some of our members are subject to laws and/or licensing or certification obligations that may restrict their ability to engage with LinkedIn’s online services. The scope and interpretation of the laws and other obligations that are or may be applicable to us or certain groups of our members are often uncertain and may be conflicting, particularly laws and other obligations outside the United States. For example, laws related to the online collection and dissemination of content of others and laws related to sending messages over online service are continuing to evolve and are being tested through legal actions based on, among other legal theories, invasion of privacy, defamation, spam, and other torts, unfair competition, copyright and trademark infringement, and credit reporting.
In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy, spam, data storage, data protection, content regulation, cybersecurity, government access to personal information and other matters that may be applicable to our business. Compliance with these laws may require substantial investment or may provide technical challenges for our business. It is also likely that as our business grows, evolves, and an increasing portion of our business shifts to mobile, and our solutions are used in a greater number of countries and additional groups, we will become subject to laws and regulations in additional jurisdictions. Further, as our services and solutions expand to include more content (including from third parties), additional laws and regulations may become applicable to our products and offerings including laws requiring us to restrict the showing of such content in certain jurisdictions or to certain groups of members, such as underage users. In some cases, laws and legal obligations of various jurisdictions may be ambiguous or conflict as to LinkedIn’s right to gather, display and distribute certain content as part of its online services. Users of our site and our solutions could also abuse or misuse our products in ways that violate laws or cause damage to our business. It is difficult to predict how existing laws will be applied to our business and whether we will become subject to new laws or legal obligations that will impact our business.
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
We expect our existing competitors in the markets for Talent Solutions (including Learning and Development), Marketing Solutions and Premium Subscriptions (including Sales Solutions) to continue to focus on these areas. A number of these companies may have greater resources than us, which may enable them to compete more effectively. Specifically, we are investing significantly in our Marketing Solutions products with respect to content and mobile solutions, and we may not be as successful as our competitors in generating revenue through new forms of content marketing or mobile advertising. Additionally, users of social networks may choose to use, or increase their use of, those networks for professional purposes, which may result in those users decreasing or eliminating their use of LinkedIn. Companies that currently focus on social networking could also expand their focus to professionals. We and other companies have historically established alliances and relationships with some of these companies to allow broader exposure to users and access to data on the Internet. We may also, in the future, establish alliances or relationships with other competitors or potential competitors. To the extent companies terminate such relationships and establish alliances and relationships with others, our business could be harmed. Additionally, other companies that provide content for professionals could develop more compelling offerings than ours. This could impact the engagement of our members, and could also compete with our Premium Subscriptions and adversely impact our ability to sell and renew subscriptions to our members. Specifically, we compete for members, enterprises and professional organizations as discussed below.
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
Enterprises and professional organizations-Talent Solutions (including Learning and Development). With respect to our Talent Solutions, we compete with online recruiting companies, talent management companies and larger companies that are focusing on talent management and human resource services, job boards, traditional recruiting firms, and companies that provide learning and development products and services. Additionally, other companies, including newcomers to the recruiting or learning and development industries, may partner with Internet companies, including social networking companies, to provide services that compete with our solutions, either on their own or as third party applications. If the efficiency and usefulness of our products to enterprises and professional organizations do not exceed those provided by competitors, we will not be able to compete successfully.
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
Ultimately, attracting new customers and retaining existing customers requires that we continue to provide high quality solutions that our customers value. In particular, our Talent Solutions customers will discontinue their purchases of our solutions if we fail to effectively connect them with the talent they seek or provide learning and development opportunities that they are looking for, and our premium subscribers will discontinue their subscriptions if they do not find the networking and business opportunities that they value. Similarly, customers of our Marketing Solutions will not continue to do business with us if their advertisements do not reach their intended audiences. Therefore we must continue to demonstrate to our customers that using our Marketing Solutions is the most effective and cost-efficient way to maximize their results. Even if our Marketing Solutions are providing value to our customers, advertisers are sensitive to general economic downturns and reductions in consumer spending, among other events and trends, which generally results in reduced advertising expenditures and could adversely affect sales of our Marketing Solutions. In addition, Marketing Solutions products include off-network advertising, which complements current offerings primarily sold on our wholly owned properties. We may not be successful with these products, or our customers or members may not be receptive to them. Finally, for our Sales Solutions products, we may not be able to retain existing customers or attract new customers if we fail to provide high quality solutions, if customers are unable to realize the value of our solutions, or if we are not able to measure and demonstrate the value that our solutions provide.
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
We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of March 31, 2016, approximately 33% of our employees had been with us for less than one year and approximately 60% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. We intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other Internet and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating employees and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have significantly expanded our operating lease and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.
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
We have offices around the world and our websites and mobile applications are available in numerous languages. For the three months ended March 31, 2016, international revenue represented 39% of our total revenue. We expect to continue to expand our international operations in the future by opening offices in different countries and expanding our offerings in new languages or otherwise making them more relevant for different international audiences. Our ability to manage our business and conduct our operations internationally, including in emerging markets, requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. International expansion has required and will continue to require us to invest significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

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

•	implementing and maintaining effective internal processes and controls;

•	compliance with various economic and trade sanctions regulations which restrict certain conduct of business;

•	currency exchange rate fluctuations and controls;

•	political or social unrest, or, economic instability in some countries;

•	laws and proposed legislation relating to data localization in various countries, which may result in increased costs to comply and/or restrict our ability to do business in new and existing markets;

•	double taxation of our non-US earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and

•	higher costs of doing business internationally.
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
Finally, in late 2013, we established a joint venture to expand our operations in the People’s Republic of China ("PRC"), which is in its early stages. Although we believe this joint venture and our activities in the PRC comply with existing laws, they involve unique risks, and the PRC is actively considering changes in its foreign investment rules that could impact this structure and our activities. There are substantial uncertainties regarding the interpretation of PRC laws and regulations, and it is possible that the government will ultimately take a view contrary to ours. We may be unable to continue to operate in the PRC if we or our affiliates are unable to access sufficient funding or enforce contractual relationships with respect to management and control of such business. In addition, the PRC’s laws and regulations, as they apply to our business operations in Mainland China, have resulted in modifications to our products and services in Mainland China. For example, the PRC government has laws and regulations that govern the dissemination of content over the Internet, the storage and access to certain personal information and the provision of certain services that require government licenses that are either difficult to obtain or not available. The PRC may enact additional laws or regulations in the future related to content, privacy, security and government access to personal information in a way that may materially impact our ability to conduct operations in the PRC. Failure to comply with these requirements may mean that we will not obtain or retain necessary licenses to operate all or some of our services in Mainland China, or result in the blocking of our services in Mainland China. In addition, our compliance with these rules could harm our business, reputation and brand outside of China. We will need to allocate significant resources to developing our presence in China, and we may not be successful in doing so.
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
We may not be able to halt the operations of entities that copy our intellectual property or that aggregate our data as well as data from other companies, including social networks, or copycat online services that have misappropriated our data in the past or may misappropriate our data in the future. These activities could harm our brand and our business.
From time to time, third parties have accessed content or data from our networks through scraping, robots or other means and used this content and data or combined this content and data with other content and data as part of their services. In addition, “copycat” online services have misappropriated data on our network and attempted to imitate our brand or the functionality of our services, including our learning and development content and these services or others could use similar tactics to develop products that compete with ours. These activities could degrade our brand, negatively impact our website performance and harm our business. When we have become aware of such online services, in many instances we have employed contractual, technological or legal measures in an attempt to halt unauthorized activities, but these measures may not be successful. In addition, if our customers do not comply with our terms of service, they also may be able to abuse our products and services and provide access to our solutions and content to unauthorized users. However, we may not be able to detect any or all of these types of activities in a timely manner and, even if we could, technological and legal measures may be insufficient to stop these actions. In some cases, particularly in the case of online services operating from outside of the United States, our available legal remedies may not be adequate to protect our business against such activities. Regardless of whether we can successfully enforce our rights against these parties, any measures that we may take could require us to expend significant financial or other resources.
Failure to protect or enforce our intellectual property rights could harm our business and operating results.
We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases, domain names and patents as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States. We also have a practice of entering into confidentiality and invention assignment agreements with our employees and contractors, and often enter into confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. In addition, from time to time we make our intellectual property rights available to others under license agreements, including open source licenses. However, these contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation of our proprietary information, infringement of our intellectual property rights or deter independent development of similar or competing technologies by others and may not provide an adequate remedy in the event of such misappropriation or infringement.
Obtaining and maintaining effective intellectual property rights is expensive, including the costs of defending our rights. We are seeking to protect our copyrights, trademarks and patents, and other intellectual property rights in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions for every such right. Even where we have such rights, they may later be found to be unenforceable or have a limited scope of enforceability. In addition, we may not seek to pursue such protection in every location. In particular, we believe it is important to maintain, protect and enhance our brands. Accordingly, we pursue the registration of domain names and our trademarks and service marks in the United States and in many locations outside the United States. We have already and may, over time, increase our investment in protecting innovations through investments in patents and similar rights, and this process is expensive and time-consuming.
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
We are party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We are currently facing, or may face in the future, allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection, the Fair Credit Reporting Act and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. We may also face allegations or litigation related to our acquisitions, securities issuances or our business practices, including public disclosures about our business. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we are facing or may face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, our litigation costs can be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and features or require us to stop offering certain features, all of which could negatively impact our membership and revenue growth. Additionally, we may become subject to periodic audits, which would likely increase our regulatory compliance costs, and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.
In addition, we contribute to and use open source software in our solutions and plan to continue to use open source software in the future. The terms of many open source licenses have not been interpreted by United States or other courts, and these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. We may face claims from others claiming ownership of open source software or patents related to that software, rights to our intellectual property or breach of open source license terms, including a demand for release of material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, which could be costly to defend, require us to purchase a costly license, require us to establish additional specific open source compliance procedures, or require us to devote additional research and development resources to remove open source elements from or otherwise change our solutions, any of which would have a negative effect on our business and operating results. In addition, if we were to combine our own software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of some software that would be valuable to keep as a trade secret and/or not make available for use by others which would have a material adverse effect on our business, results of operations or financial condition.
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
We recognize most of the revenue from sales of our Talent Solutions (which include Learning and Development) and Premium Subscriptions (which include Sales Solutions) over the terms of the agreements, which are generally one to 12 months. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in the sales of these offerings may not be reflected in our short-term results of operations.
Our Marketing Solutions products may be negatively impacted by the decline in the use of display advertising and ad blocking technologies, and depend in part on our relationships with advertising serving technology companies.
The use of display advertising is declining and we face challenges coping with ad blocking technologies that have been developed and are likely to continue to be developed. We also rely, in part, on advertising serving technology companies to deliver our Marketing Solutions product. We may not be successful in entering into agreements on advantageous terms, our existing agreements with these companies may not be extended or renewed after their respective expirations, or we may not be able to extend or renew our agreements on terms and conditions favorable to us. If these agreements are terminated, we may not be able to enter into agreements with alternative companies on acceptable terms or on a timely basis or both, which could negatively impact revenue from our Marketing Solutions.
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
Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to optimize business efficiency as well as reduce our worldwide effective tax rate. The application of the tax laws of various jurisdictions, including the United States and the other jurisdictions in which we operate, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or for transfer pricing on intercompany arrangements, or they may make a determination that the manner in which we operate results in our business not achieving the intended tax consequences. This could increase our worldwide effective tax rate and harm our financial position and results of operations. Our effective tax rate could be adversely affected by several other factors, many of which are outside of our control, such as: increases in expenses that are not deductible for tax purposes, the tax effects of restructuring charges or purchase accounting for acquisitions, increases in withholding taxes, changes related to our ability to ultimately realize future benefits attributed to our deferred tax assets, including those related to other-than-temporary impairment, and a change in our decision to indefinitely reinvest foreign earnings. Further, we are currently undergoing review and audit by both domestic and foreign tax authorities and expect such actions to continue in the future. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition.
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
The tax authorities in Ireland have announced changes to the treatment of non-resident Irish entities, commonly used in a “double Irish” structure. The changes will impact newly created Irish entities immediately but are not expected to impact existing non-resident Irish entities, such as ours, until after December 31, 2020. These changes may adversely impact our effective tax rate and harm our financial position and results of operations. The United Kingdom has enacted new tax legislation, and Australia has also recently enacted new tax legislation, on diverted profits which may ultimately impact our foreign tax liability and negatively impact our effective tax rate and results of operations.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 56.9% of the voting power of our outstanding capital stock as of March 31, 2016. Our co-founder and Chair, Reid Hoffman, held approximately 10.9% of the outstanding shares of our Class A and Class B common stock, representing approximately 53.0% of the voting power of our outstanding capital stock as of March 31, 2016. Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters in the future.
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
The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2016 and April 27, 2016, the closing price of our Class A common stock has ranged from $100.98 to $229.00. Fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have at times experienced extreme price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our Class A common stock. In addition, our stock price may fluctuate based on whether our performance or guidance as to our future performance meets the expectations of our investors or securities analysts. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. We may incur additional cash expense in connection with recruiting and retention costs, and we may also experience increased dilution because of the need to provide more equity as part of our overall compensation packages. Such volatility could also impact the value of equity we use in acquisition transactions. Finally, some companies that have experienced volatility in the market price of their stock have also been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
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
In November 2014, we issued approximately $1.3 billion aggregate principal amount of 0.50% convertible senior notes due 2019 (the "Notes"). As of March 31, 2016, we had a total par value of approximately $1.3 billion of outstanding Notes. Holders of the Notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change before the relevant maturity date, in each case at a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity, unless earlier converted or repurchased.
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

Item 2. Unregistered Sales of Equity Securities
In connection with an acquisition agreement entered into on February 1, 2016, the Company agreed to issue up to an aggregate of 780,272 shares of its Class A common stock to the stockholders of Connectifier, Inc. (“Connectifier”) as a portion of the consideration for all of the outstanding equity of Connectifier. The acquisition closed on February 19, 2016. The final number of shares of the Company’s Class A common stock to be issued in connection with the acquisition is subject to adjustment based on (i) purchase price adjustment provisions, (ii) continuing service obligations to the Company of certain stockholders of Connectifier, and (iii) indemnification obligations of Connecitifier stockholders after the closing of the acquisition.
The issuance of shares of the Company’s Class A common stock to stockholders of Connectifier in accordance with the terms and subject to the conditions set forth in the acquisition agreement was made in reliance on the private offering exemption of Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the stockholders of Connectifier, including with respect to their status as accredited investors, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities.

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

LINKEDIN CORPORATION

Dated:	April 28, 2016	By:	/s/ Jeffrey Weiner
Jeffrey Weiner
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	April 28, 2016	By:	/s/ Steven Sordello
Steven Sordello
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document