Form 10-Q
period 2016-06-30
LINKEDIN CORP
filed 2016-08-04
CIK 1271024

‑‑‑

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2016, there were 119,170,524 shares of the Registrant’s Class A common stock outstanding and 15,559,083 shares of the Registrant’s Class B common stock outstanding.

LINKEDIN CORPORATION
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
LINKEDIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$719,807	$546,237
Marketable securities	2,591,709	2,573,145
Accounts receivable (net of allowance for doubtful accounts of $21,703 and $17,970 at June 30, 2016 and December 31, 2015, respectively)	560,440	603,060
Deferred commissions	78,353	87,706
Prepaid expenses	76,478	62,992
Other current assets	78,046	61,949
Total current assets	4,104,833	3,935,089
Property and equipment, net	1,228,402	1,047,005
Goodwill	1,597,423	1,507,093
Intangible assets, net	295,942	373,087
Other assets	84,840	148,925
TOTAL ASSETS	$7,311,440	$7,011,199
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$147,934	$162,176
Accrued liabilities	253,778	316,792
Deferred revenue	785,680	709,116
Total current liabilities	1,187,392	1,188,084
CONVERTIBLE SENIOR NOTES, NET	1,150,132	1,126,534
OTHER LONG-TERM LIABILITIES	228,434	201,128
Total liabilities	2,565,958	2,515,746
COMMITMENTS AND CONTINGENCIES (Note 12)
REDEEMABLE NONCONTROLLING INTEREST	27,846	26,810
STOCKHOLDERS’ EQUITY (Note 13):
Class A and Class B common stock	13	13
Additional paid-in capital	4,989,710	4,588,578
Accumulated other comprehensive income	22,077	9,124
Accumulated deficit	(294,164)	(129,072)
Total stockholders’ equity	4,717,636	4,468,643
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$7,311,440	$7,011,199
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$932,714	$711,735	$1,793,364	$1,349,422
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	120,526	100,086	238,054	188,492
Sales and marketing	308,466	261,271	610,252	490,907
Product development	235,932	190,133	473,552	355,713
General and administrative	133,940	142,389	261,590	239,702
Depreciation and amortization	139,401	99,004	281,686	172,976
Total costs and expenses	938,265	792,883	1,865,134	1,447,790
Loss from operations	(5,551)	(81,148)	(71,770)	(98,368)
Other expense, net:
Interest income	5,974	2,017	10,947	4,002
Interest expense	(12,916)	(12,694)	(25,757)	(25,291)
Other, net	(5,601)	(1,723)	(9,791)	(5,758)
Other expense, net	(12,543)	(12,400)	(24,601)	(27,047)
Loss before income taxes	(18,094)	(93,548)	(96,371)	(125,415)
Provision (benefit) for income taxes	100,646	(26,048)	67,685	(15,476)
Net loss	(118,740)	(67,500)	(164,056)	(109,939)
Accretion of redeemable noncontrolling interest	(525)	(248)	(1,036)	(357)
Net loss attributable to common stockholders	$(119,265)	$(67,748)	$(165,092)	$(110,296)

Net loss per share attributable to common stockholders:
Basic	$(0.89)	$(0.53)	$(1.24)	$(0.87)
Diluted	$(0.89)	$(0.53)	$(1.24)	$(0.87)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	134,132	128,241	133,073	126,864
Diluted	134,132	128,241	133,073	126,864
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(118,740)	$(67,500)	$(164,056)	$(109,939)
Other comprehensive income (loss):
Change in unrealized net gain (loss) on investments, net of tax	4,327	(244)	8,759	159
Change in unrealized gain (loss) on cash flow hedges, net of tax	9,991	(3,734)	4,002	(2,851)
Change in foreign currency translation adjustment	257	16	192	13
Total other comprehensive income (loss)	14,575	(3,962)	12,953	(2,679)
Comprehensive loss	(104,165)	(71,462)	(151,103)	(112,618)
Accretion of redeemable noncontrolling interest	(525)	(248)	(1,036)	(357)
Comprehensive loss attributable to common stockholders	$(104,690)	$(71,710)	$(152,139)	$(112,975)
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(164,056)	$(109,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	281,686	172,976
Provision for doubtful accounts and sales returns	11,354	5,075
Amortization of investment premiums, net	7,807	10,515
Amortization of debt discount and issuance costs	22,451	22,511
Stock-based compensation	291,047	248,600
Excess income tax benefit from stock-based compensation	(80)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	32,253	7,602
Deferred commissions	11,771	8,602
Prepaid expenses and other assets	(31,608)	(36,586)
Accounts payable and other liabilities	(11,487)	15,234
Income taxes, net	60,079	(17,247)
Deferred revenue	73,393	63,431
Net cash provided by operating activities	584,610	390,774
INVESTING ACTIVITIES:
Purchases of property and equipment	(385,959)	(162,583)
Purchases of investments	(1,417,159)	(1,087,055)
Sales of investments	394,960	579,861
Maturities of investments	1,003,069	899,955
Payments for intangible assets and acquisitions, net of cash acquired	(47,084)	(654,842)
Changes in deposits and restricted cash	2,574	(3,259)
Net cash used in investing activities	(449,599)	(427,923)
FINANCING ACTIVITIES:
Proceeds from issuance of preferred shares in joint venture	—	20,000
Proceeds from issuance of common stock from employee stock options	4,792	11,921
Proceeds from issuance of common stock from employee stock purchase plan	35,979	20,799
Excess income tax benefit from stock-based compensation	80	—
Repurchases of equity awards	(3,251)	(22,450)
Other financing activities	—	(167)
Net cash provided by financing activities	37,600	30,103
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	959	(2,850)
CHANGE IN CASH AND CASH EQUIVALENTS	173,570	(9,896)
CASH AND CASH EQUIVALENTS—Beginning of period	546,237	460,887
CASH AND CASH EQUIVALENTS—End of period	$719,807	$450,991
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$50,489	$36,002
Issuance of Class A common stock and equity awards for business combinations	$56,517	$694,209
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business and Basis of Presentation
LinkedIn Corporation and its subsidiaries ("LinkedIn", the "Company”), a Delaware corporation, was incorporated on March 6, 2003. The Company operates an online professional network on the Internet through which the Company’s members are able to create, manage and share their professional identities, build and engage with their professional networks, access shared knowledge and insights, and find business opportunities, enabling them to be more productive and successful. The Company believes it is the most extensive, accurate, and accessible network focused on professionals. The Company also offers diverse products that can be used by customers to transform the way they hire, market, sell, and learn.

Proposed Transaction with Microsoft
On June 11, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Microsoft Corporation (“Microsoft”) and Liberty Merger Sub Inc., a wholly owned subsidiary of Microsoft (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Microsoft. As a result of the Merger, LinkedIn will cease to be a publicly traded company.
At the effective time of the Merger, each share of Class A common stock and Class B common stock of the Company (together, the “Common Stock”) issued and outstanding as of immediately prior to the effective time will be canceled and automatically converted into the right to receive cash in an amount equal to $196.00, without interest thereon (the “Per Share Amount”). All shares of vested stock-based awards and option awards with an exercise price per share of less than $196.00 will be converted into the right to receive the Per Share Amount (or, in the case of options, the difference between the Per Share Amount and the applicable exercise price), less any applicable tax withholdings. Unvested stock-based awards and option awards with an exercise price per share less than $196.00 will be converted into corresponding awards with no less favorable terms that are subject to shares of Microsoft common stock based on an exchange ratio that will be determined at the effective time of the Merger. Unvested option awards with an exercise price per share equal to or greater than $196.00 will be canceled for no payment.
At the effective time of the Merger, holders of the convertible senior notes (the "Notes") can require the Company (the surviving entity following the Merger as a wholly-owned subsidiary of Microsoft) to repurchase for cash the Notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued interest.
The transaction is expected to close in the 2016 calendar year. Consummation of the Merger is subject to certain conditions, including the receipt of the necessary approval from the Company’s stockholders, the satisfaction of certain regulatory approvals and other customary closing conditions.
The Merger Agreement contains certain termination rights for the Company and Microsoft. Upon termination of the Merger Agreement under specified circumstances, such as the Company accepting a superior proposal or the Company's Board of Directors withdrawing its recommendation regarding the Merger, or failure to obtain the necessary approval from the Company's stockholders, the Company may be required to pay Microsoft a termination fee of $725 million.
Other than transaction expenses associated with the proposed Merger of $13.5 million for the three and six months ended June 30, 2016, the terms of the Merger Agreement did not impact the Company's condensed consolidated financial statements.

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

Recently Adopted Accounting Guidance
Business Combinations
In September 2015, the Financial Accounting Standards Board ("FASB") issued new authoritative accounting guidance on simplifying the accounting for measurement-period adjustments in business combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings for changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. This standard became effective for the Company in the first quarter of 2016, and is applied on a prospective basis to adjustments to provisional amounts that occur after the effective date, with no impact to its financial statements.

Recently Issued Accounting Guidance
Credit Losses
In June 2016, the FASB issued new authoritative accounting guidance on credit losses on financial instruments which replaces the incurred-loss impairment methodology. The new guidance requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. The standard is effective for the Company in the first quarter of 2020; however early adoption is permitted beginning in the first quarter of 2019. The Company is currently evaluating whether this standard will have a material impact on its financial statements.
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
Revenue Recognition
In May 2014, the FASB issued new authoritative accounting guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The guidance also requires significantly expanded disclosures about revenue recognition. In July 2015, the FASB voted to approve a one-year deferral of the effective date to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. This standard will therefore be effective for the Company in the first quarter of 2018 and will be applied using either the full or modified retrospective adoption methods. In March, April and May 2016, the FASB issued additional implementation guidance related to the new standard. The Company is currently evaluating whether this standard will have a material impact on its financial statements.

2.	Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of the periods presented, are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2016:
Assets:
Cash equivalents:
Money market funds	$419,858	$—	$—	$419,858
US treasury securities	130,313	—	—	130,313
US agency securities	—	37,349	—	37,349
Marketable securities:
Commercial paper	—	26,662	—	26,662
Certificates of deposit	—	10,005	—	10,005
US treasury securities	943,922	—	—	943,922
US agency securities	—	446,510	—	446,510
Corporate debt securities	—	1,156,598	—	1,156,598
Municipal securities	—	8,012	—	8,012
Other current assets:
Foreign currency derivative contracts	—	23,193	—	23,193
Total assets	$1,494,093	$1,708,329	$—	$3,202,422
Liabilities:
Accrued liabilities:
Foreign currency derivative contracts	$—	$1,372	$—	$1,372
Other long-term liabilities
Other derivative	—	—	16,100	16,100
Total liabilities	$—	$1,372	$16,100	$17,472

	Level 1	Level 2	Level 3	Total
December 31, 2015:
Assets:
Cash equivalents:
Money market funds	$276,898	$—	$—	$276,898
Commercial paper	—	12,049	—	12,049
US treasury securities	25,000	—	—	25,000
US agency securities	—	51,500	—	51,500
Marketable securities:
Commercial paper	—	55,374	—	55,374
US treasury securities	874,029	—	—	874,029
US agency securities	—	606,202	—	606,202
Corporate debt securities	—	1,026,898	—	1,026,898
Municipal securities	—	10,642	—	10,642
Other current assets:
Foreign currency derivative contracts	—	14,508	—	14,508
Total assets	$1,175,927	$1,777,173	$—	$2,953,100
Liabilities:
Accrued liabilities:
Foreign currency derivative contracts	$—	$1,847	$—	$1,847
Other long-term liabilities:
Other derivative	—	—	11,600	11,600
Total liabilities	$—	$1,847	$11,600	$13,447

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
The Company's Level 3 other derivative is related to the embedded features in the preferred stock of the Company's joint venture, which is expected to be settled in cash. The fair value of this other derivative is categorized as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs in the Black-Scholes option pricing model ("OPM") used in the valuation. The key significant unobservable inputs in the OPM are the enterprise value of the Company's joint venture, volatility, and expected term of when the embedded features will be exercised. The enterprise value of the joint venture is estimated quarterly using a combination of market and income approach methodologies. The volatility is based on historic volatilities of companies who have recently had initial public offerings. The expected term of when the embedded conversion feature will be exercised was assumed to be 3.9 years, which is the earliest date that the embedded features could be exercised.
The actual and projected performance of the joint venture as well as the term of when the embedded features are exercised may drive unpredictable changes in the valuation that could materially impact the Company's financial results.
The following is a reconciliation of the Company's Level 3 other derivative for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)		($ in thousands)
Balance, beginning of period	$13,900	$2,800	$11,600	$2,800
Fair value adjustments (1)	2,200	—	4,500	—
Balance, end of period	$16,100	$2,800	$16,100	$2,800
____________

(1)	Changes in the fair value are recorded in Other expense, net in the condensed consolidated statements of operations.

See Note 9, Convertible Senior Notes, for the carrying amount and estimated fair value of the Company's convertible senior notes, which are not recorded at fair value as of June 30, 2016.

3.	Acquisitions
Connectifier
On February 19, 2016, LinkedIn completed its acquisition of Connectifier, Inc. ("Connectifier") for a total purchase price of $105.5 million, which consisted of $49.0 million in cash and 485,166 shares of LinkedIn Class A common stock. The Company also issued restricted stock and equity awards related to assumed Connectifier equity awards, of which the earned portion is included in the purchase price.
Other acquisition
LinkedIn completed one other acquisition during the six months ended June 30, 2016, for a total cash purchase price of $0.4 million.
These acquisitions have been accounted for as business combinations under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition dates. The results of operations of the acquisitions have been included in the condensed consolidated financial statements from the acquisition dates. The following table presents the preliminary purchase price allocations recorded in the Company's condensed consolidated balance sheet as of the acquisition dates (in thousands):

	Connectifier	Other acquisition	Total
Net tangible assets	$7,098	$—	$7,098
Goodwill (1)	90,120	245	90,365
Intangible assets (2)	8,300	105	8,405
Total purchase price (3)	$105,518	$350	$105,868
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

(2)
Identifiable definite-lived intangible assets were comprised of developed technology and customer relationships of $8.0 million and $0.4 million, respectively, with estimated useful lives of 2.0 years and 1.0 year, respectively, which will be amortized on a straight-line basis over their estimated useful lives.

(3)	Subject to adjustment based on (i) purchase price adjustment provisions contained in the acquisition agreements and (ii) indemnification obligations of the acquired company stockholders.
Actual and pro forma results for these acquisitions have not been presented as the financial impact to the Company's condensed consolidated financial statements, individually and in the aggregate, is not material.

4.	Cash and Investments
The following table presents cash, cash equivalents, and available-for-sale marketable securities for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
June 30, 2016:
Cash	$132,287	$—	$—	$132,287
Cash equivalents:
Money market funds	419,858	—	—	419,858
US treasury securities	130,312	1	—	130,313
US agency securities	37,354	—	(5)	37,349
Marketable securities:
Commercial paper	26,633	29	—	26,662
Certificates of deposit	10,000	5	—	10,005
US treasury securities	942,885	1,048	(11)	943,922
US agency securities	446,114	400	(4)	446,510
Corporate debt securities	1,151,409	5,309	(120)	1,156,598
Municipal securities	8,000	12	—	8,012
Total cash, cash equivalents, and marketable securities	$3,304,852	$6,804	$(140)	$3,311,516
December 31, 2015:
Cash	$180,790	$—	$—	$180,790
Cash equivalents:
Money market funds	276,898	—	—	276,898
Commercial paper	12,048	1	—	12,049
US treasury securities	24,999	1	—	25,000
US agency securities	51,500	—	—	51,500
Marketable securities:
Commercial paper	55,350	47	(23)	55,374
US treasury securities	874,968	20	(959)	874,029
US agency securities	606,924	17	(739)	606,202
Corporate debt securities	1,029,463	96	(2,661)	1,026,898
Municipal securities	10,636	6	—	10,642
Total cash, cash equivalents, and marketable securities	$3,123,576	$188	$(4,382)	$3,119,382

The following table presents unrealized losses on investments by investment category and length of time the investment has been in a continuous unrealized loss position as of the periods presented (in thousands):

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016:
Commercial paper	$994	$—	$—	$—	$994	$—
US treasury securities	93,320	(11)	—	—	93,320	(11)
US agency securities	60,195	(9)	—	—	60,195	(9)
Corporate debt securities	167,217	(110)	9,677	(10)	176,894	(120)
Total	$321,726	$(130)	$9,677	$(10)	$331,403	$(140)
December 31, 2015:
Commercial paper	$28,482	$(23)	$—	$—	$28,482	$(23)
US treasury securities	777,237	(959)	—	—	777,237	(959)
US agency securities	472,236	(739)	—	—	472,236	(739)
Corporate debt securities	943,276	(2,661)	—	—	943,276	(2,661)
Total	$2,221,231	$(4,382)	$—	$—	$2,221,231	$(4,382)

The following table presents available-for-sale marketable securities by contractual maturity date (in thousands) as of June 30, 2016:

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$1,215,357	$1,215,893
Due after one year through two years	1,009,638	1,012,282
Due after two years through three years	360,046	363,534
Total	$2,585,041	$2,591,709

5.	Derivative Instruments
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

As of June 30, 2016 and December 31, 2015, the Company had outstanding cash flow hedges with a total notional amount of $406.6 million and $321.5 million, respectively.

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

As of June 30, 2016 and December 31, 2015, the Company had outstanding balance sheet hedges with a total notional amount of $232.7 million and $239.9 million, respectively.

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

Fair Value of Derivative Contracts
The foreign currency derivative contracts that were not settled at the end of the period and other derivative contract are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s derivative contracts as of the periods presented (in thousands):

	June 30, 2016	December 31, 2015
Derivative assets:
Cash flow hedges	$16,854	$11,897
Balance sheet hedges	6,339	2,611
Total derivative assets	23,193	14,508
Derivative liabilities:
Cash flow hedges	685	790
Balance sheet hedges	687	1,057
Other derivative	16,100	11,600
Total derivative liabilities	17,472	13,447
Total fair value of derivative instruments, net	$5,721	$1,061

See Note 2, Fair Value Measurements, for additional information related to the fair value of the Company’s foreign currency and other derivative contracts.

Financial Statement Effect of Derivative Contracts

The following table presents the activity of the Company’s cash flow hedges in AOCI in stockholders' equity for the periods presented (in thousands):

	December 31, 2015	Amount of gain (loss) recognized in other comprehensive income before tax effect (effective portion)	Amount of (gain) loss reclassified from AOCI before tax effect to net revenue (effective portion)	June 30, 2016
Cash flow hedges	$11,857	11,381	(7,434)	$15,804

	December 31, 2014	Amount of gain (loss) recognized in other comprehensive income before tax effect (effective portion)	Amount of (gain) loss reclassified from AOCI before tax effect to net revenue (effective portion)	June 30, 2015
Cash flow hedges	$—	(4,191)	934	$(3,257)

The amount recognized in earnings related to the ineffective portion of the Company's cash flow hedges was insignificant for the quarter.

As of June 30, 2016, the Company estimates approximately $15.8 million of net derivative gains related to our cash flow hedges will be reclassified from AOCI into earnings within the next 12 months.

The following table presents the impact of the Company’s derivative contracts on the condensed consolidated statement of operations for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss)	2016	2015	2016	2015
Cash flow hedges	Net revenue	$2,892	$(934)	$7,434	$(934)
Cash flow hedges	Other expense, net (1)	(3,897)	(2,407)	(6,188)	(2,407)
Balance sheet hedges	Other expense, net	5,795	(5,491)	2,543	5,719
Other derivative	Other expense, net	(2,200)	—	(4,500)	—
Total gain (loss) from derivative contracts		$2,590	$(8,832)	$(711)	$2,378
____________

(1)	Balances relate to changes in fair value that are excluded from the Company's assessment of hedge effectiveness.

6.	Property and Equipment
The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	June 30, 2016	December 31, 2015
Computer equipment	$856,320	$736,176
Leasehold improvements	432,970	330,436
Capitalized website, internal-use software, and production costs	299,936	236,124
Land	224,040	224,040
Furniture and fixtures	116,969	87,221
Software	68,173	55,935
Building	64,780	39,351
Total	2,063,188	1,709,283
Less accumulated depreciation and amortization	(834,786)	(662,278)
Property and equipment, net	$1,228,402	$1,047,005

Depreciation expense for the three months ended June 30, 2016 and 2015 was $95.0 million and $69.5 million, respectively, and $189.9 million and $131.7 million for the six months ended June 30, 2016 and 2015, respectively.

7.	Goodwill and Other Intangible Assets
Goodwill
Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2015	$1,507,093
Acquisitions	90,365
Other	(35)
Goodwill—June 30, 2016	$1,597,423

Other Intangible Assets
The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (1)
June 30, 2016:
Customer and subscriber relationships	$226,500	$(81,792)	$144,708	2.5 years
Developed technology	173,192	(118,744)	54,448	1.0 year
Content (2)	98,000	(52,675)	45,325	1.9 years
Patents	63,128	(12,884)	50,244	8.8 years
Other intangible assets	13,434	(12,217)	1,217	2.8 years
Total	$574,254	$(278,312)	$295,942	3.2 years
December 31, 2015:
Customer and subscriber relationships	$226,100	$(46,139)	$179,961	2.9 years
Developed technology	165,187	(88,361)	76,826	1.4 years
Content (2)	98,000	(30,625)	67,375	2.4 years
Patents	56,878	(10,120)	46,758	9.5 years
Other intangible assets	13,434	(11,267)	2,167	1.4 years
Total	$559,599	$(186,512)	$373,087	3.2 years
 __________________

(1)
The weighted-average remaining life of other intangible assets excludes the impact of $0.8 million in indefinite-lived intangible assets, which consists of domain names, as of June 30, 2016 and December 31, 2015.

(2)
The amortization method for the content intangible asset is 50% the first year, 30% the second year, and 20% in the third year. The remaining definite-lived intangible assets are amortized using the straight-line method.

Amortization expense for the three months ended June 30, 2016 and 2015 was $44.4 million and $29.5 million, respectively, and $91.8 million and $41.3 million for the six months ended June 30, 2016 and 2015, respectively. Estimated amortization expense of intangible assets for future periods as of June 30, 2016, is as follows (in thousands):

Year Ending December 31,	Amortization Expense
Remainder of 2016	$81,861
2017	107,644
2018	55,300
2019	21,400
2020	5,946
Thereafter	23,015
Total	$295,166

8.	Accrued Liabilities
The following table presents the detail of accrued liabilities as of the periods presented (in thousands):

	June 30, 2016	December 31, 2015
Accrued payroll taxes and other employee-related expenses	$71,678	$75,881
Accrued incentives	64,437	96,708
Other accrued expenses	41,104	44,987
Accrued commissions	39,246	65,794
Accrued sales tax and value-added taxes	23,894	23,681
Accrued vacation	13,419	9,741
Total	$253,778	$316,792

9.	Convertible Senior Notes
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
The Notes consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Liability:
Principal	$1,322,500	$1,322,500
Less: debt discount, net of amortization	(172,368)	(195,966)
Net carrying amount	$1,150,132	$1,126,534

Equity	$230,191	$230,191

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest expense based on 0.50% per annum	$1,653	$1,672	$3,306	$3,325
Amortization of debt discount and issuance costs	11,868	11,322	23,598	22,511
Total	$13,521	$12,994	$26,904	$25,836
Effective interest rate of the liability component	4.7%	4.7%	4.7%	4.7%

The total estimated fair value of the Notes as of June 30, 2016, was $1,306.1 million. The fair value was determined based on the closing trading price of the Notes as of the last day of trading for the period. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.
Based on the closing price of our Class A common stock of $189.25 on June 30, 2016, the if-converted value of the Notes was less than the principal amount.

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

10.	Other Expense, Net
The following table presents the detail of other expense, net, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income	$5,974	$2,017	$10,947	$4,002
Interest expense (1)	(12,916)	(12,694)	(25,757)	(25,291)
Net loss on foreign exchange and foreign currency derivative contracts	(3,854)	(1,944)	(5,912)	(6,380)
Fair value adjustment on other derivative	(2,200)	—	(4,500)	—
Other non-operating income, net	429	155	516	461
Net realized gain on sales of marketable securities	24	66	105	161
Total other expense, net	$(12,543)	$(12,400)	$(24,601)	$(27,047)
 __________________

(1)
The Company capitalized $0.6 million and $0.3 million of interest expense related to properties under construction for the three months ended June 30, 2016 and 2015, respectively, and $1.1 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

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
Basic net loss per share attributable to common stockholders is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share attributable to common stockholders would be computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of shares issuable upon the release of restricted stock units ("RSUs"), and to a lesser extent, the incremental common shares issuable upon the exercise of stock options and purchases related to the 2011 Employee Stock Purchase Plan. The dilutive effect of these potential common shares would be reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net loss per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net loss per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.
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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net loss per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$(105,430)	$(13,835)	$(59,469)	$(8,279)	$(145,784)	$(19,308)	$(96,649)	$(13,647)
Denominator:
Weighted-average common shares outstanding	118,573	15,559	112,569	15,672	117,509	15,564	111,167	15,697
Basic net loss per share attributable to common stockholders	$(0.89)	$(0.89)	$(0.53)	$(0.53)	$(1.24)	$(1.24)	$(0.87)	$(0.87)
Diluted net loss per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$(105,430)	$(13,835)	$(59,469)	$(8,279)	$(145,784)	$(19,308)	$(96,649)	$(13,647)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(13,835)	—	(8,279)	—	(19,308)	—	(13,647)	—
Allocation of undistributed earnings	$(119,265)	$(13,835)	$(67,748)	$(8,279)	$(165,092)	$(19,308)	$(110,296)	$(13,647)
Denominator:

Number of shares used in basic calculation	118,573	15,559	112,569	15,672	117,509	15,564	111,167	15,697
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	15,559	—	15,672	—	15,564	—	15,697	—
Number of shares used in diluted calculation	134,132	15,559	128,241	15,672	133,073	15,564	126,864	15,697
Diluted net loss per share attributable to common stockholders	$(0.89)	$(0.89)	$(0.53)	$(0.53)	$(1.24)	$(1.24)	$(0.87)	$(0.87)
The following weighted-average employee equity awards were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee stock options	2,494	2,868	2,522	2,888
RSUs and other equity	7,911	6,066	7,443	5,971
Total	10,405	8,934	9,965	8,859

12.	Commitments and Contingencies
Aggregate Future Lease Commitments
The Company leases its office facilities and data centers under operating lease agreements, the longest of which is expected to expire in 2029. The Company’s future minimum payments, which exclude operating expenses, under non-cancelable operating leases for office facilities and data centers having initial terms in excess of one year, and sublease income as of June 30, 2016, are as follows (in thousands):

Year Ending December 31,	Gross Operating Lease Commitments (1)	Sublease Income (2)	Net Operating Lease Commitments
Remainder of 2016	$81,978	$(9,053)	$72,925
2017	179,552	(18,036)	161,516
2018	209,121	(18,209)	190,912
2019	208,261	(18,726)	189,535
2020	199,642	(19,241)	180,401
Thereafter	1,127,652	(121,185)	1,006,467
Total minimum lease payments	$2,006,206	$(204,450)	$1,801,756

 __________________

(1)
Subsequent to June 30, 2016, the Company executed an agreement with Google Inc. ("Google"), a subsidiary of Alphabet Inc., to assume Google's leased properties in Sunnyvale, California, in exchange for the Company's leased properties in Mountain View, California. The impact of this transaction on the Company's future net operating lease commitments is not material. Refer to Note 17, Subsequent Events, for additional information regarding this agreement.

(2)	Primarily represents sublease income for several buildings the Company leases in Sunnyvale, California, to be recognized over the next 10 years.
Legal Proceedings
On July 15, 2016 and July 28, 2016, two putative shareholder class action lawsuits, captioned Shahram Badiian v. Hoffman, et al., Case No. 16CV297883, and Law v. Hoffman, et. Al., Case No. 16CV298318, respectively, were filed in the Superior Court of California for Santa Clara County against the Company and the members of the Company's Board, which are referred to as the ‘‘individual defendants,’’ as well as against Microsoft and Liberty Merger Sub Inc., which are referred to as the ‘‘Microsoft defendants.’’ Both complaints generally allege that the individual defendants breached their fiduciary duties to the Company and its stockholders by, among other things, agreeing to the proposed merger with the Microsoft defendants at an unfair price and pursuant to an unfair process. The complaints also allege that the individual defendants breached their fiduciary duties by causing the July 1, 2016 preliminary proxy statement and the July 22, 2016 definitive proxy statement to be filed with the SEC with materially misleading statements and omissions regarding: (i) the process leading up to the proposed merger, (ii) certain data and inputs underlying the financial analyses of Qatalyst Partners, the Company's financial advisor in connection with the proposed merger, and (iii) the Company's management’s and analysts’ financial projections that Qatalyst Partners relied upon in preparing its financial analyses. The complaints further allege that the Microsoft defendants aided and abetted the individual defendants’ breach of their fiduciary duties. The complaints seek to preliminarily and/or permanently enjoin the proposed merger and/or rescind the merger in the event it is consummated, an accounting for damages against all defendants, and an award of attorneys’ and experts’ fees, in addition to other relief. The Company and the individual defendants believe that the plaintiffs' allegations are without merit and intend to defend against them vigorously.
The Company is also subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material adverse effect on its business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, litigation costs can be significant. Other regulatory matters could result in fines and penalties being assessed against the Company, and it may become subject to periodic audits, which would likely increase its regulatory compliance costs. Adverse results of litigation or regulatory matters could also result in the Company being required to change its business practices, which could negatively impact membership and revenue growth.
The Company records a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Periodically, the Company evaluates developments in its legal matters that could affect the amounts that have been previously accrued, if any, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company's judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that the Company may be required to accrue for, it may be exposed to loss in excess of the amount accrued, and such amounts could be material.

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
Common Stock
As of June 30, 2016, the Company had 119,163,762 shares and 15,559,383 shares of Class A common stock and Class B common stock outstanding, respectively. As of December 31, 2015, the Company had 116,468,385 and 15,580,510 shares of Class A common stock and Class B common stock outstanding, respectively.

RSU Activity
A summary of RSU activity for the six months ended June 30, 2016, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested—December 31, 2015	6,136,702	$211.77
Assumed RSUs from acquisition	42,157	114.12
Granted	3,146,105	116.84
Released	(1,375,535)	191.45
Forfeited	(419,060)	201.09
Unvested—June 30, 2016	7,530,369	$175.87	$1,425,122
Expected to vest as of June 30, 2016	6,574,470		$1,244,218
The intrinsic value of RSUs released was approximately $99.2 million and $112.1 million in the three months ended June 30, 2016 and 2015, respectively, and $163.5 million and $234.5 million for the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $1.1 billion, which is expected to be recognized over the next 2.9 years.

Stock Option Activity
A summary of stock option activity for the six months ended June 30, 2016, is as follows:

	Options Outstanding		Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted-Average Exercise Price
Outstanding—December 31, 2015	2,582,517	$102.64
Assumed options from acquisition	33,586	11.31
Granted	7,236	109.97
Exercised	(168,102)	28.51
Forfeited or expired	(18,313)	183.06
Outstanding—June 30, 2016	2,436,924	$105.92	5.53	$229,935
Options vested and expected to vest as of June 30, 2016 (1)	2,377,197	$103.65	5.47	$228,429
Options vested and exercisable as of June 30, 2016	1,805,355	$76.17	4.76	$213,845
______________________

(1)
Of the options that are vested and expected to vest as of June 30, 2016, 600,476 shares have an exercise price above $196.00 and will be canceled for no payment at the effective time of the Merger. See Note 1, Description of Business and Basis of Presentation, for additional information regarding share conversion details upon consummation of the Merger.

Aggregate intrinsic value represents the difference between the Company's closing stock price of its Class A common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange as of June 30, 2016 was $189.25. The total intrinsic value of options exercised was approximately $9.4 million and $31.8 million for the three months ended June 30, 2016 and 2015, respectively, and $20.1 million and $120.2 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $48.3 million, which is expected to be recognized over the next 2.1 years.
Restricted Stock

The Company issued 0 and 394,094 shares of restricted Class A common stock during the three and six months ended June 30, 2016, respectively. A total of 726,194 shares of restricted stock were outstanding as of June 30, 2016, and the total unrecognized compensation cost was approximately $33.1 million, which is expected to be recognized over the next 2.4 years.
Stock-Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards to employees recognized in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$14,773	$11,946	$29,242	$21,703
Sales and marketing	27,684	23,417	56,164	42,758
Product development	71,647	59,847	141,832	109,817
General and administrative	30,839	50,281	63,809	74,322
Total stock-based compensation	144,943	145,491	291,047	248,600
Tax benefit from stock-based compensation	(305)	(36,479)	(669)	(66,583)
Total stock-based compensation, net of tax effect	$144,638	$109,012	$290,378	$182,017

The Company capitalized $9.6 million and $5.6 million for the three months ended June 30, 2016 and 2015, respectively, and $16.3 million and $10.0 million for the six months ended June 30, 2016 and 2015, respectively of stock-based compensation as website development and production costs.

The majority of the tax benefit from stock-based compensation during the three and six months ended June 30, 2016, was not recognized as a result of the valuation allowance. See Note 15, Income Taxes, for additional information.

14.	Accumulated Other Comprehensive Income (Loss)
The following tables present the components of AOCI, net of tax, for the three and six months ended June 30, 2016 (in thousands):

	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
AOCI—March 31, 2016	$1,756	$5,813	$(67)	$7,502
Other comprehensive income before adjustments	3,782	12,883	257	16,922
Amounts reclassified from AOCI	545	(2,892)	—	(2,347)
Other comprehensive income	$4,327	$9,991	$257	$14,575
AOCI—June 30, 2016	$6,083	$15,804	$190	$22,077

	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
AOCI—December 31, 2015	$(2,676)	$11,802	$(2)	$9,124
Other comprehensive income before adjustments	8,033	11,436	192	19,661
Amounts reclassified from AOCI	726	(7,434)	—	(6,708)
Other comprehensive income	$8,759	$4,002	$192	$12,953
AOCI—June 30, 2016	$6,083	$15,804	$190	$22,077

The following tables present the components of AOCI, net of tax, for the three and six months ended June 30, 2015 (in thousands):

	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
AOCI—March 31, 2015	$254	$883	$(52)	$1,085
Other comprehensive income (loss) before adjustments	(262)	(4,668)	16	(4,914)
Amounts reclassified from AOCI	18	934	—	952
Other comprehensive income (loss)	$(244)	$(3,734)	$16	$(3,962)
AOCI—June 30, 2015	$10	$(2,851)	$(36)	$(2,877)

	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
AOCI—December 31, 2014	$(149)	$—	$(49)	$(198)
Other comprehensive income (loss) before adjustments	73	(3,785)	13	(3,699)
Amounts reclassified from AOCI	86	934	—	1,020
Other comprehensive income (loss)	$159	$(2,851)	$13	$(2,679)
AOCI—June 30, 2015	$10	$(2,851)	$(36)	$(2,877)

The following table presents the impact of reclassification adjustments from AOCI on net loss for the periods presented (in thousands):

AOCI Components	Location	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Unrealized gain (loss) on cash flow hedges	Net revenue	$2,892	$(934)	$7,434	$(934)
Unrealized losses on investments	Other income (expense), net	(545)	(18)	(726)	(86)
Total amount reclassified from AOCI		$2,347	$(952)	$6,708	$(1,020)

15.	Income Taxes
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
The Company recorded income tax expense of $100.6 million and $67.7 million for the three and six months ended June 30, 2016, respectively, and income tax benefit of $26.0 million and $15.5 million for the three and six months ended June 30, 2015, respectively. The Company recognized a tax expense in the three and six months ended June 30, 2016, which was driven primarily by the recording of a valuation allowance for a significant portion of the Company's tax assets.
The Company regularly assesses the realizability of its deferred tax assets. In performing this assessment, the Company weighs all available positive and negative evidence, including earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of its deferred tax assets will not be realized. As of December 31, 2015 and March 31, 2016, the Company performed this assessment and concluded that sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, and an expectation of improving operating results, existed as of those dates such that a valuation allowance was not required. Upon completing this assessment at June 30, 2016, the Company concluded that negative evidence outweighed positive evidence due to a cumulative loss over a three-year period ended June 30, 2016. As a result, the Company recognized a non-cash charge of $100.6 million and $66.3 million, respectively, to income taxes in the three and six months ended June 30, 2016, to record a valuation allowance against a significant portion of the Company's tax assets.
Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize US federal and state deferred tax assets provided it can generate sufficient future taxable income in the United States. The Company anticipates it will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as they are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets. The Company expects its future tax provisions (benefits), during the time such valuation allowances are recorded, will consist primarily of the tax expense of the non-US jurisdictions that are profitable. If the Company is subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then these deferred tax assets may be recognized through the reduction of the valuation allowance which could result in a material benefit to the Company’s results of operations in the period in which the benefit is determined.
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

On December 1, 2015, in Altera Corp. v. Commissioner, the US Tax Court formally entered its decision related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. At this time, the US Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any impact as of June 30, 2016. The Company will continue to monitor ongoing developments and potential impacts to our financial statements.

16.	Information About Revenue and Geographic Areas
Revenue by geography is generally based on the shipping address of the customer. The following tables present the Company’s revenue by product and geographic region for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue by product:
Talent Solutions
Hiring	$534,569	$425,812	$1,036,960	$822,187
Learning & Development	62,105	17,558	117,361	17,558
Total Talent Solutions	596,674	443,370	1,154,321	839,745
Marketing Solutions	181,119	140,037	335,266	259,229
Premium Subscriptions	154,921	128,328	303,777	250,448
Total	$932,714	$711,735	$1,793,364	$1,349,422

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue by geographic region:
United States	$568,157	$444,531	$1,094,573	$833,789
Other Americas (1)	47,631	39,904	92,993	77,970
Total Americas	615,788	484,435	1,187,566	911,759
EMEA (2)	239,267	168,771	456,868	325,334
APAC (3)	77,659	58,529	148,930	112,329
Total	$932,714	$711,735	$1,793,364	$1,349,422
 __________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)
No individual customer accounted for 10% or more of consolidated net revenue or accounts receivable for any of the periods presented.

17.	Subsequent Events
In July 2016, the Company executed an agreement with Google Inc. ("Google"), a subsidiary of Alphabet Inc., to acquire or assume approximately 738,000 square feet of Google's owned or leased properties in Mountain View and Sunnyvale, California in exchange for approximately 474,000 square feet of the Company's owned or leased properties in Mountain View, California and a net cash payment of approximately $180.2 million.  The assets acquired will be recorded based on the fair value of the assets surrendered by the Company.
In July 2016, the Compensation Committee of the Company's Board of Directors approved 442,343 RSUs for grant of Class A common stock under the 2011 Plan. The RSUs granted to newly hired employees generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting quarterly thereafter. The RSUs granted to existing employees generally vest quarterly over a four-year period.

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

Overview
As the world’s largest professional network on the Internet, we currently have over 450 million members in over 200 countries and territories. LinkedIn's value proposition for our members and customers is simple: connect to opportunity. Members use our platform to stay connected and informed and advance their careers, while customers are able to work smarter through our diverse product lines. Our focus is on delivering value to members in their professional lives. We believe creating value for our members strengthens the network effect of our platform, and in return, enables us to deliver products that create value for our customers. Ultimately, our vision is to create economic opportunity for every member of the global workforce by building the world's first economic graph, a digital representation of the global economy.
On June 11, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Microsoft Corporation ("Microsoft") pursuant to which Microsoft has agreed to acquire LinkedIn for $196.00 per share in an all-cash transaction valued at approximately $26.2 billion, inclusive of LinkedIn's net cash (the "Merger"). The transaction is expected to close in the 2016 calendar year, subject to certain conditions, including regulatory, shareholder and other related approvals. We may incur transaction-related costs of approximately $100.0 million during 2016 as a result of the Merger Agreement.
For additional information related to the Merger Agreement, refer to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 22, 2016, which includes the full text of the Merger Agreement as Annex A.

Our revenue comes from products that monetize the unique value and critical mass of our platform. We believe by creating value for our members, we can transform the way our customers hire, market, sell, and learn on a global basis through our three product lines: Talent Solutions, Marketing Solutions, and Premium Subscriptions. Our Talent Solutions include Hiring and Learning and Development. Hiring provides products to recruiters that enable them to attract, recruit, and hire talent. Learning and Development, from our acquisition of Lynda.com, provides subscriptions to enterprises and individuals to online education courses. Our Marketing Solutions enable enterprises and individuals to advertise to our member base through relevant content. Our Premium Subscriptions (inclusive of Sales Solutions) enable professionals to manage their professional identity, grow their network, and connect with talent, while Sales Navigator, our premium social selling solution, enables sales professionals to find leads and generate sales.

Our long-term financial focus is on sustainable, long-term growth; however, in the near term we expect US GAAP operating losses as we continue to invest in our business. Our investments in 2016 will continue to focus on the following themes: driving growth in our core products within Talent Solutions, Marketing Solutions, and Premium Subscriptions, creating reciprocal value for our members and customers, and increasing return on investment while also supporting our long-term financial objectives of sustainable revenue and earnings growth.

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

In addition, we expect to continue to invest in mobile across our product lines. Mobile is the fastest growing channel for member engagement, growing at twice the rate of overall site traffic with mobile unique visiting members representing 59% of unique visiting members in the second quarter of 2016.

•
Our Talent. We expect to continue to expand our workforce in 2016. However, such expansion will be at a slower rate than in 2015. We expect that the increased headcount will result in an increase in related expenses, including stock-based compensation expense and capital expenditures related to facilities. As of June 30, 2016, we had 9,906 employees, which represented an increase of 13% compared to the same period last year.

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
We are driving significant revenue growth and continuing to invest for the long term, resulting in current operating losses. Our net revenue was $932.7 million and $1,793.4 million and for the three and six months ended June 30, 2016, respectively, which represents an increase of 31% and 33%, respectively, compared to the same periods in 2015. Our net revenue benefited from increased sales of our core products, specifically Recruiter, Jobs, Sponsored Content, and Sales Solutions as well as revenue from our recent acquisition of Lynda.com. We had an operating loss of $5.6 million and $71.8 million for the three and six months ended June 30, 2016, respectively, driven by increases in headcount-related expenses of $63.2 million and $218.1 million, respectively, as we hired additional employees to support the growth in our business. We also had an increase in depreciation and amortization of $40.4 million and $108.7 million for the three and six months ended June 30, 2016, respectively, related to intangible assets from our acquisition of Lynda.com in 2015, build out of our data centers, leasehold improvements as we lease additional facilities to accommodate our headcount growth, and capitalized website and internal-use software.
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
The following table presents the number of registered members as of the periods presented by geographic region:

	June 30,
	2016		2015		% Change
	(in thousands)
Members by geographic region:
United States	131,150	29%	119,197	31%	10%
Other Americas (1)	76,250	17%	65,327	17%	17%
Total Americas	207,400	46%	184,524	49%	12%
EMEA (2)	143,471	32%	122,330	32%	17%
APAC (3)	99,160	22%	73,033	19%	36%
Total number of registered members (4)	450,031	100%	379,887	100%	18%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

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

The following table presents the average monthly number of unique visiting members during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Unique visiting members (1), (3)	106,000	97,308	9%	105,751	97,078	9%
Mobile unique visiting members (2), (3)	62,645	50,674	24%	61,783	49,688	24%
 ______________________

(1)	Members who have visited LinkedIn.com on their desktops and/or have visited selected mobile applications offered by LinkedIn.com on their mobile devices.

(2)	Members who have visited selected mobile applications offered by LinkedIn.com on their mobile devices.

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

The following table presents the number of member page views during the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in millions)			(in millions)
Member page views (1), (2)	45,890	34,792	32%	91,108	68,620	33%
 ______________________

(1)	These metrics include member page views on LinkedIn.com for desktop and selected mobile applications offered by LinkedIn.com for mobile devices.

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

The following table presents our net revenue by field sales and online sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	($ in thousands)
Field sales	$591,571	63%	$440,476	62%	$1,127,528	63%	$833,727	62%
Online sales	341,143	37%	271,259	38%	665,836	37%	515,695	38%
Net revenue	$932,714	100%	$711,735	100%	$1,793,364	100%	$1,349,422	100%
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we disclose adjusted EBITDA, a non-GAAP financial measure within this Quarterly Report on Form 10-Q. We define adjusted EBITDA as net income (loss), plus: provision (benefit) for income taxes; other (income) expense, net; depreciation and amortization; stock-based compensation; and merger-related transaction costs. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable US GAAP financial measure.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other US GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(118,740)	$(67,500)	$(164,056)	$(109,939)
Provision (benefit) for income taxes	100,646	(26,048)	67,685	(15,476)
Other expense, net	12,543	12,400	24,601	27,047
Depreciation and amortization	139,401	99,004	281,686	172,976
Stock-based compensation	144,943	145,491	291,047	248,600
Merger-related transaction costs	13,502	—	13,502	—
Adjusted EBITDA	$292,295	$163,347	$514,465	$323,208

Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(as a percentage of net revenue)
Condensed Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13	14	13	14
Sales and marketing	33	37	34	36
Product development	25	27	26	26
General and administrative	14	20	15	18
Depreciation and amortization	15	14	16	13
Total costs and expenses	101	111	104	107
Loss from operations	(1)	(11)	(4)	(7)
Other expense, net:
Interest income	1	—	1	—
Interest expense	(1)	(2)	(1)	(2)
Other, net	(1)	—	(1)	—
Other expense, net	(1)	(2)	(1)	(2)
Loss before income taxes	(2)	(13)	(5)	(9)
Provision (benefit) for income taxes	11	(4)	4	(1)
Net loss	(13)	(9)	(9)	(8)
Accretion of redeemable noncontrolling interest	—	—	—	—
Net loss attributable to common stockholders	(13)%	(10)%	(9)%	(8)%
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
Marketing Solutions. Marketing Solutions revenue is earned from advertisements (consisting of content-based, graphic display, text link, and programmatic) shown primarily on LinkedIn.com and its mobile applications based on either a cost per click or cost per advertisement model. Revenue from Internet advertising is generally recognized on a gross basis, with the exception of transactions with advertising agencies, which are recognized net of agency discounts.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Net revenue by product:
Talent Solutions
Hiring	$534,569	$425,812	26%	$1,036,960	$822,187	26%
Learning & Development	62,105	17,558	254%	117,361	17,558	568%
Total Talent Solutions	596,674	443,370	35%	1,154,321	839,745	37%
Marketing Solutions	181,119	140,037	29%	335,266	259,229	29%
Premium Subscriptions	154,921	128,328	21%	303,777	250,448	21%
Total	$932,714	$711,735	31%	$1,793,364	$1,349,422	33%
Percentage of net revenue by product: (1)
Talent Solutions
Hiring	57%	60%		58%	61%
Learning & Development	7%	2%		7%	1%
Total Talent Solutions	64%	62%		64%	62%
Marketing Solutions	19%	20%		19%	19%
Premium Subscriptions	17%	18%		17%	19%
Total	100%	100%		100%	100%
  ______________________
(1)     Certain items may not total due to rounding.
Total net revenue increased $221.0 million and $443.9 million in the three and six months ended June 30, 2016, respectively, compared to the same periods last year.
Net revenue from our Talent Solutions increased $153.3 million and $314.6 million in the three and six months ended June 30, 2016, respectively, compared to the same periods last year. The increases in Hiring revenue were driven by increased spending by existing customers as well as additional business from new customers. The increases in Learning and Development revenue were driven by increase in demand from new customers as we continue to integrate learning content from Lynda.com into the LinkedIn platform.
Net revenue from our Marketing Solutions increased $41.1 million and $76.0 million in the three and six months ended June 30, 2016, respectively, compared to the same periods last year. The increases were primarily due to Sponsored Content from our field sales and self-service channels, partially offset by weakness in demand for our display advertising products. Sponsored Content represented approximately 60% of Marketing Solutions revenue in the three and six months ended June 30, 2016, respectively, and we expect it to continue to represent a larger percentage of Marketing Solutions revenue as we continue to shift to content marketing and experience less demand for display advertising products. In addition, in 2016, Bizo-related product revenue will decline as we discontinue the standalone products and work to migrate the functionality from the Bizo-related products into our Sponsored Content platform, making the technology accessible to any Marketing Solutions customer.
Net revenue from our Premium Subscriptions increased $26.6 million and $53.3 million in the three and six months ended June 30, 2016, respectively, compared to the same periods last year primarily due to the increase in revenue from our Sales Solutions products, which include Sales Navigator. Our Sales Solutions products continue to grow at a higher rate than our other Premium Subscription products as well as continue to represent a larger percentage of total Premium Subscriptions revenue. Sales Navigator represented approximately 40% of Premium Subscriptions revenue in the three and six months ended June 30, 2016, respectively.

The following table presents our net revenue by geographic region:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Net revenue by geographic region:
United States	$568,157	$444,531	28%	$1,094,573	$833,789	31%
Other Americas	47,631	39,904	19%	92,993	77,970	19%
Total Americas	615,788	484,435	27%	1,187,566	911,759	30%
EMEA	239,267	168,771	42%	456,868	325,334	40%
APAC	77,659	58,529	33%	148,930	112,329	33%
Total	$932,714	$711,735	31%	$1,793,364	$1,349,422	33%

United States revenue increased $123.6 million and $260.8 million in the three and six months ended June 30, 2016, respectively, compared to the same periods last year. International revenue increased $97.4 million and $183.2 million in the three and six months ended June 30, 2016, respectively, compared to the same periods last year. International revenue represented 39% of total revenue in the three and six months ended June 30, 2016, respectively, and 38% of total revenue in the three and six months ended June 30, 2015, respectively. The increases in international revenue are due to the expansion of our sales, technical and support operations in international locations and growth in our global member base due to developing our brand across various geographies, partially offset by foreign currency fluctuations. We expect international revenue to increase on an absolute basis as we continue to expand our sales force in key international markets where member engagement supports business efforts at scale.

The following table presents our net revenue by geography, by product:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Net revenue by geography, by product:
United States
Talent Solutions	$364,948	$277,772	31%	$706,482	$518,524	36%
Marketing Solutions	113,904	91,761	24%	212,265	169,173	25%
Premium Subscriptions	89,305	74,998	19%	175,826	146,092	20%
Total United States revenue	$568,157	$444,531	28%	$1,094,573	$833,789	31%
International
Talent Solutions	$231,726	$165,598	40%	$447,839	$321,221	39%
Marketing Solutions	67,215	48,276	39%	123,001	90,056	37%
Premium Subscriptions	65,616	53,330	23%	127,951	104,356	23%
Total International revenue	$364,557	$267,204	36%	$698,791	$515,633	36%

Total	$932,714	$711,735	31%	$1,793,364	$1,349,422	33%
Cost of Revenue
Our cost of revenue primarily consists of salaries, benefits and stock-based compensation for our production operations, customer support, infrastructure and advertising operations teams and web hosting costs related to operating our website. Credit card processing fees, off-network advertising costs, content-related expenses, author royalty expenses, allocated facilities costs, and other supporting overhead costs are also included in cost of revenue. For cost of revenue, in 2016, we expect higher production related costs, including author royalty expenses, in connection with the operation of Lynda.com, which we acquired in the second quarter of 2015. In addition, we expect off-network advertising costs to decrease as a result of our decision to discontinue Bizo-related standalone products. Consistent with our investment philosophy for 2016, we expect cost of revenue to increase on an absolute basis and decrease as a percentage of revenue.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$120,526	$100,086	20%	$238,054	$188,492	26%
Percentage of net revenue	13%	14%		13%	14%
Headcount (at period end)	1,455	1,346	8%	1,455	1,346	8%
Cost of revenue increased $20.4 million and $49.6 million in the three and six months ended June 30, 2016, respectively, compared to the same periods last year. The increases during the same periods were primarily driven by increases in headcount related expenses of $10.0 million and $27.8 million as we continue to hire to support the growth of our business, and increases in hosting costs of $4.5 million and $9.0 million for our website, respectively.

Sales and Marketing
Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising, public relations costs, and commissions paid to agencies, as well as allocated facilities and other supporting overhead costs. We plan to continue to invest heavily in sales and marketing to expand our global footprint, grow our current customer accounts and continue building brand awareness. Consistent with our investment philosophy for 2016, we expect sales and marketing expenses to increase on an absolute basis and decline slightly as a percentage of revenue.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Sales and marketing	$308,466	$261,271	18%	$610,252	$490,907	24%
Percentage of net revenue	33%	37%		34%	36%
Headcount (at period end)	4,594	3,936	17%	4,594	3,936	17%
Sales and marketing expenses increased $47.2 million and $119.3 million in the three and six months ended June 30, 2016, respectively, compared to the same periods last year. The increases were primarily driven by increases in headcount related expenses of $39.1 million and $95.7 million, respectively, as we continue to expand our field sales organization globally. We also experienced increases of $7.5 million and $11.6 million in facilities and related costs, respectively.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Product development	$235,932	$190,133	24%	$473,552	$355,713	33%
Percentage of net revenue	25%	27%		26%	26%
Headcount (at period end)	2,587	2,216	17%	2,587	2,216	17%
Product development expenses increased $45.8 million and $117.8 million in the three and six months ended June 30, 2016, respectively, compared to the same periods last year. The increases were primarily driven by increases in headcount related expenses of $35.7 million and $96.1 million as a result of our focus on developing new features and products that create value for our members, $5.9 million and $10.8 million in facilities and related costs, and $4.5 million and $7.5 million in web hosting costs, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
General and administrative	$133,940	$142,389	(6)%	$261,590	$239,702	9%
Percentage of net revenue	14%	20%		15%	18%
Headcount (at period end)	1,270	1,237	3%	1,270	1,237	3%
General and administrative expenses decreased $8.4 million in the three months ended June 30, 2016, primarily due to a decrease in headcount related expenses of $21.7 million due to $29.1 million in one-time charges in connection with the acquisition of Lynda.com in the second quarter of 2015 that we did not incur in the second quarter of 2016, partially offset by an increase of $7.4 million of additional headcount expenses to support our overall growth. We also experienced increases of $8.9 million in consulting and outside services including $13.5 million related to the Merger Agreement with Microsoft, and $3.0 million in bad debt expense.
General and administrative expenses increased by $21.9 million in the six months ended June 30, 2016 compared to the same period last year primarily due to increases of $8.6 million in consulting and outside services, including $13.5 million related to the Merger Agreement with Microsoft, $9.3 million in bad debt expense, and $4.9 million in facilities and related costs.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Depreciation and amortization	$139,401	$99,004	41%	$281,686	$172,976	63%
Percentage of net revenue	15%	14%		16%	13%
Depreciation and amortization expenses increased $40.4 million and $108.7 million in the three and six months ended June 30, 2016, respectively, compared to the same periods last year. The increases in depreciation expense of $25.4 million and $58.2 million in the three and six months ended June 30, 2016, respectively, compared to the same periods last year were primarily the result of the build out of our data centers, increases in leasehold improvements as we lease additional facilities to accommodate our headcount growth, and increases in capitalized website and internal-use software. The increases in amortization expense of $15.0 million and $50.5 million in the three and six months ended June 30, 2016, respectively, compared to the same periods last year were primarily the result of amortization of customer relationships and developed technology from our acquisition of Lynda.com in 2015.
Other Expense, Net
Other expense, net consists primarily of the interest expense from our convertible senior notes, income earned on our investments, fair value adjustments on our other derivative, and foreign exchange gains and losses. Hedging strategies that we have implemented or may implement to mitigate foreign exchange risk may not eliminate our exposure to foreign exchange fluctuations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
Interest income	$5,974	$2,017	$10,947	$4,002
Interest expense	(12,916)	(12,694)	(25,757)	(25,291)
Net loss on foreign exchange and foreign currency derivative contracts	(3,854)	(1,944)	(5,912)	(6,380)
Net realized gain on sales of marketable securities	24	66	105	161
Fair value adjustment on other derivative	(2,200)	—	(4,500)	—
Other non-operating income, net	429	155	516	461
Total other expense, net	$(12,543)	$(12,400)	$(24,601)	$(27,047)
Other expense, net remained relatively consistent in the three months ended June 30, 2016, compared to the same period last year. Other expense, net decreased in the six months ended June 30, 2016, compared to the same period last year primarily due to higher interest income and lower foreign exchange losses, partially offset by fair value adjustments related to our other derivative. See Note 2, Fair Value Measurements, of the Notes to Condensed Consolidated Financial Statements under Item 1 for additional information on our other derivative.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. We expect to be in an operating loss on a US and consolidated basis under US GAAP in 2016.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Provision (benefit) for income taxes	$100,646	$(26,048)	(486)%	$67,685	$(15,476)	(537)%
Effective tax rate	(556)%	28%		(70)%	12%
Income tax expense is $100.6 million and $67.7 million in the three and six months ended June 30, 2016, respectively, compared to income tax benefit of $26.0 million and $15.5 million in the same periods last year. Our tax expenses were primarily driven by the recording of a valuation allowance for a significant portion of our tax assets.
We regularly assess the realizability of our deferred tax assets. In performing this assessment, we weigh all available positive and negative evidence, including earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of our deferred tax assets will not be realized. As of December 31, 2015 and March 31, 2016, we performed this assessment and concluded that sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, and an expectation of improving operating results, existed as of those dates such that a valuation allowance was not required. Upon completing this assessment at June 30, 2016, we concluded that negative evidence outweighed positive evidence due to a cumulative loss over a three-year period ended June 30, 2016. As a result, we recognized a non-cash charge of $100.6 million and $66.3 million, respectively, to income taxes in the three and six months ended June 30, 2016, to record a valuation allowance against a significant portion of our tax assets.
Under current tax laws, this valuation allowance will not limit our ability to utilize US federal and state deferred tax assets provided it can generate sufficient future taxable income in the United States. We anticipate we will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets. We expect our future tax provisions (benefits), during the time such valuation allowances are recorded, will consist primarily of the tax expense of our non-US jurisdictions that are profitable. If we are subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then these deferred tax assets may be recognized through the reduction of the valuation allowance which could result in a material benefit to our results of operations in the period in which the benefit is determined.

Liquidity and Capital Resources
As of June 30, 2016, we had cash and cash equivalents of $719.8 million and marketable securities of $2.6 billion. Our cash equivalents and marketable securities are comprised primarily of corporate debt securities, US treasury securities, US agency securities, money market funds and commercial paper. As of June 30, 2016, the amount of cash and cash equivalents held by foreign subsidiaries was $282.6 million. If these funds are needed for our domestic operations, we would be required to accrue and pay United States taxes to repatriate these funds to the extent these funds exceed amounts owed to the United States parent entity. However, our intent is to permanently reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries. However, we believe the income tax liability would be insignificant if these earnings were to be repatriated.
On February 19, 2016, we acquired Connectifier, an industry leader in machine learning-based searching and matching technology. The total purchase price for all of the outstanding equity interests of Connectifier was approximately $105.5 million, subject to adjustment, in combination of approximately 46% cash and approximately 54% in our Class A common stock and equity awards. We completed one other acquisition during the six months ended June 30, 2016, for a total cash purchase price of $0.4 million.
On June 11, 2016, we entered into a Merger Agreement with Microsoft pursuant to which Microsoft has agreed to acquire LinkedIn for $196.00 per share in an all-cash transaction valued at approximately $26.2 billion, inclusive of LinkedIn's net cash. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. In addition, without the consent of Microsoft, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including acquiring businesses or incurring capital expenditures above specified thresholds, issuing additional debt facilities, and repurchasing outstanding LinkedIn common stock. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements for the next 12 months.
The Merger Agreement contains certain termination rights for Microsoft and us. Upon termination of the Merger Agreement under specified circumstances, such as our acceptance of a superior proposal or our Board of Directors' withdrawing its recommendation regarding the Merger, or failure to obtain the necessary approval from our stockholders, we may be required to pay Microsoft a termination fee of $725 million.
At the effective time of the Merger, holders of the convertible senior notes (the "Notes") can require us (the surviving entity following the Merger as a wholly-owned subsidiary of Microsoft) to repurchase for cash the Notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued interest.
In July 2016, we executed an agreement with Google Inc. ("Google"), a subsidiary of Alphabet Inc., to acquire or assume approximately 738,000 square feet of Google's owned or leased properties in Mountain View and Sunnyvale, California in exchange for approximately 474,000 square feet of our owned or leased properties in Mountain View, California and a net cash payment of approximately $180.2 million.
We believe that our existing cash and cash equivalents and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

	June 30, 2016	December 31, 2015
	(in thousands)
Condensed Consolidated Balance Sheet Data:
Cash and cash equivalents	$719,807	$546,237
Marketable securities	$2,591,709	$2,573,145
Convertible senior notes, net	$1,150,132	$1,126,534

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$584,610	$390,774
Cash flows used in investing activities	(449,599)	(427,923)
Cash flows provided by financing activities	37,600	30,103
Effect of exchange rate changes on cash and cash equivalents	959	(2,850)
Change in cash and cash equivalents	$173,570	$(9,896)
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

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Reconciliation of Free Cash Flow:
Cash flows provided by operating activities	$584,610	$390,774
Purchases of property and equipment	(385,959)	(162,583)
Free cash flow	$198,651	$228,191
Operating Activities
Operating activities provided $584.6 million of cash in the six months ended June 30, 2016. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with an increase in deferred revenue of $73.4 million, a decrease in deferred income taxes, net of $60.1 million, a decrease in accounts receivable of $32.3 million, and a decrease in deferred commissions of $11.8 million, partially offset by an increase in prepaid expenses and other assets of $31.6 million, and a decrease in accounts payable and other liabilities of $11.5 million. The increase in our deferred revenue was primarily due to increases in transaction volumes in the six months ended June 30, 2016. The decrease in deferred income taxes, net was primarily driven by a non-cash charge of $100.6 million as a result of recording a valuation allowance for a significant portion of our tax assets. We had a net loss in the six months ended June 30, 2016 of $164.1 million, which included non-cash stock-based compensation of $291.0 million and non-cash depreciation and amortization of $281.7 million.
Operating activities provided $390.8 million of cash in the six months ended June 30, 2015. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with an increase in deferred revenue of $63.4 million and an increase in accounts payable and other liabilities of $15.2 million, which is partially offset by an increase in prepaid expenses and other assets of $36.6 million and a decrease in deferred income taxes, net of $17.2 million. The increase in our deferred revenue was primarily due to increases in transaction amounts in the six months ended June 30, 2015. We had a net loss in the six months ended June 30, 2015 of $109.9 million, which included non-cash stock-based compensation of $248.6 million and non-cash depreciation and amortization of $173.0 million.

Investing Activities
Our primary investing activities consisted of purchases of marketable securities, purchases of property and equipment, as well as payments for acquisitions and intangible assets. We continued to invest in technology hardware to support our growth, software to support website functionality development, website operations and our corporate infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations. We expect our planned purchases of property and equipment for 2016 to increase in absolute dollars and as a percentage of revenue compared to last year, and these may be impacted by the timing and extent of data center and facility expansions.
In the six months ended June 30, 2016, we had purchases of property and equipment of $386.0 million, net purchases, sales, and maturities of investments of $19.1 million, and payments for intangible assets and acquisitions, net of cash acquired of $47.1 million. In the six months ended June 30, 2015, we had net purchases, sales, and maturities of investments of $392.8 million and purchases of property and equipment of $162.6 million.

Financing Activities
In the six months ended June 30, 2016, and 2015, our financing activities consisted primarily of net proceeds from the issuance of common stock from employee stock option exercises and stock purchase plan. In the six months ended June 30, 2016 and 2015 we had repurchases of equity awards of $3.3 million and $22.5 million, respectively. Additionally, in the six months ended June 30, 2015, we received proceeds from our issuance of preferred shares in our joint venture of $20.0 million.

Off Balance Sheet Arrangements
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties primarily for facility leases. As of June 30, 2016, we had financial guarantees of $53.1 million that were not recorded on our condensed consolidated balance sheet that consisted of standby letters of credit and surety bonds. We had no other off balance sheet arrangements as defined in Item (303)(a)(4) of Regulation S-K.

Contractual Obligations
Our principal obligations consist of our operating leases and 0.50% convertible senior notes. Our headquarters is located in Mountain View, California, under a lease that expires in 2023. We also lease office space in locations throughout the United States and internationally. In addition, we have data centers in the United States and Singapore pursuant to various lease and co-location agreements. We have several significant long-term purchase obligations outstanding with third parties. We do not have any significant capital lease obligations. As of June 30, 2016, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations (1) (2)	$2,006,206	$171,167	$404,608	$402,369	$1,028,062
0.50% convertible senior notes (3)	$1,345,644	$6,613	$13,225	$1,325,806	$—
Purchase obligations	$32,094	$24,358	$7,707	$29	$—
______________________

(1)
Represents gross operating lease obligations, excluding sublease income of $204.5 million to be recognized over the next 10 years, which primarily relates to sublease income for several buildings we lease in Sunnyvale, California.

(2)
Subsequent to June 30, 2016, we executed an agreement with Google Inc. ("Google"), a subsidiary of Alphabet Inc., to assume Google's leased properties in Sunnyvale, California, in exchange for our leased properties in Mountain View, California. The impact of this transaction on our future operating lease obligations is not material. See Note 17, Subsequent Events, of the Notes to the Condensed Consolidated Financial Statements under Item 1 for additional information.

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
Interest Rate Fluctuation Risk
We had cash, cash equivalents, and marketable securities of $3,311.5 million and $3,119.4 million as of June 30, 2016 and December 31, 2015, respectively. This amount was invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents, and marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At June 30, 2016, the weighted-average duration of our investment portfolio was less than one year.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of June 30, 2016, a hypothetical increase in interest rates of 1% (100 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $23.0 million, and a hypothetical increase in interest rates of 0.5% (50 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $11.5 million.

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
As of June 30, 2016, we had total outstanding foreign currency derivative contracts with a total notional amount of $639.3 million. If overall foreign currency exchange rates appreciated uniformly by 5% against the US Dollar, our foreign currency derivative contracts outstanding as of June 30, 2016 would experience a loss of approximately $16.2 million.
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
We do not have economic interest rate exposure related to the Notes, as they have a fixed annual interest rate of 0.50%. We do, however, have interest rate risk because the fair value of our Notes will generally increase when interest rates fall and decrease when interest rates rise. Additionally, the fair value of our Notes may be impacted by the price of our Class A common stock. As of June 30, 2016, the estimated fair value of our Notes was $1,306.1 million based on the closing trading price of the Notes as of the last day of trading for the period. See Note 9, Convertible Senior Notes, of the Notes of the Condensed Consolidated Financial Statements under Item 1 for additional information on the Notes, including the carrying value of the Notes.
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

Part II. Other Information

Item 1. Legal Proceedings

On July 15, 2016 and July 28, 2016, two putative shareholder class action lawsuits, captioned Shahram Badiian v. Hoffman, et al., Case No. 16CV297883, and Law v. Hoffman, et. al, Case No. 16V298318, respectively, were filed in the Superior Court of California for Santa Clara County against LinkedIn and the members of the LinkedIn Board, which we refer to as the ‘‘individual defendants,’’ as well as against Microsoft and Liberty Merger Sub Inc., which we refer to as the ‘‘Microsoft defendants.’’ Both complaints generally allege that the individual defendants breached their fiduciary duties to LinkedIn and its stockholders by, among other things, agreeing to the proposed merger with the Microsoft defendants at an unfair price and pursuant to an unfair process. The complaints also allege the individual defendants breached their fiduciary duties by causing the July 1, 2016 preliminary proxy statement and the July 22, 2016 definitive proxy statement to be filed with the SEC with materially misleading statements and omissions regarding: (i) the process leading up to the proposed merger, (ii) certain data and inputs underlying the financial analyses of Qatalyst Partners, LinkedIn’s financial advisor in connection with the proposed merger, and (iii) LinkedIn management’s and analysts’ financial projections that Qatalyst Partners relied upon in preparing its financial analyses. The complaints further allege that the Microsoft defendants aided and abetted the individual defendants’ breach of their fiduciary duties. The complaints seek to preliminarily and/or permanently enjoin the proposed merger and/or rescind the merger in the event it is consummated, an accounting for damages against all defendants, and an award of attorneys’ and experts’ fees, in addition to other relief. LinkedIn and the individual defendants believe that the plaintiffs' allegations are without merit and intend to defend against them vigorously.

We are also subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material adverse effect on our business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, our litigation costs can be significant. Other regulatory matters could result in fines and penalties being assessed against us, and we may become subject to periodic audits, which would likely increase our regulatory compliance costs. Adverse results of litigation or regulatory matters could also result in us being required to change our business practices, which could negatively impact our membership and revenue growth.
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
Risks Related to Our Business
The announcement and pendency of our agreement to be acquired by Microsoft Corporation could have an adverse effect on our business.

On June 11, 2016, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Microsoft Corporation, or Microsoft, pursuant to which a wholly-owned subsidiary of Microsoft will, upon the terms and subject to the conditions set forth in the Merger Agreement, merge with and into us, and we will be the surviving corporation of the merger and will become a wholly owned subsidiary of Microsoft. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the merger, each share of common stock of LinkedIn issued and outstanding immediately prior to the effective time of the merger will be cancelled and automatically converted into the right to receive $196.00 in cash, without interest and subject to any applicable withholding taxes.
Uncertainty about the effect of the proposed merger on our employees, members and customers may have an adverse effect on our business and operations that may be material to our company. Our employees may experience uncertainty about their roles following the merger. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the merger, which could materially adversely affect our business and operations.
Our members and customers may experience uncertainty associated with the merger, including with respect to treatment of member data, concerns about possible changes to our site, products or policies, and current or future business relationships with us. Uncertainty may cause members or customers to refrain from using our site or purchasing our products, and vendors may seek to change existing business relationships, which could result in an adverse effect on our business, operations and financial position in a way that may be material to our company.
Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the merger becomes effective or the Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.
The failure to complete the merger with Microsoft could adversely affect our business.
Completion of the merger with Microsoft is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the approval of our stockholders, the expiration or termination of applicable waiting periods under antitrust and competition laws and similar competition approvals or consents that must be obtained from regulatory entities. In addition, on July 15, 2016 and July 28, 2016, two putative shareholder class action lawsuits regarding the merger were filed, seeking, among other things, to preliminarily and/or permanently enjoin the proposed merger and/or rescind the merger in the event it is consummated. If the merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $725 million in the event the merger is not consummated. Further, a failure to complete the merger may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our members, customers and vendors, could continue or accelerate in the event of a failure to complete the merger. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.
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
In addition, there has been increased uncertainty around the legality of various mechanisms for personal data transfers from the European Union to the United States, which may have a significant impact on the transfer of data from the European Union to US companies, including us. The EU-US Safe Harbor program (“Safe Harbor”), which provided a valid legal basis for transfers of personal data from Europe to the United States, was held to be invalid last fall. We currently use other legally recognized mechanisms to allow for the lawful transfer of EU member and customer and employee information to the United States.
Recently, the European Commission adopted the EU-US Privacy Shield which is a new mechanism for the legal transfer of personal data from the European Union to the United States. We are evaluating certification under the Privacy Shield. Joining the Privacy Shield could impact our business and result in substantial expense to implement, and it is unclear that it will be appropriate for us. For example, we may have to require some of our vendors who process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our members and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by individual EU Data Protection Authorities or lawsuits by private parties, member engagement could decline and our business could be negatively impacted. There is also uncertainty as to whether the Shield and other legal mechanisms for the lawful transfer of data from the European Union to the US will withstand legal challenges.
Finally, Standard Contractual Clauses which we rely upon for the lawful transfer of EU member and customer and employee information to the United States are being challenged in Europe and may be struck down or evolve to include new legal requirements that could have an impact on how we move data from the European Union to LinkedIn entities outside the European Union. If the Standard Contractual Clauses and/or the Shield are found to be invalid, our business would be substantially impacted, as key agreements may need to be renegotiated, members may lose confidence in our ability to transfer data legally from the European Union to the United States and we may be subject to enforcement actions or investigations by EU Data Protection Authorities.
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
We are subject to a variety of laws in the United States and abroad, including laws regarding privacy, data protection, data security, data retention and consumer protection, accessibility, sending and storing of electronic messages, human resource services and the provision of online payment services, including credit card processing, which are continuously evolving and developing. In addition, some of our members are subject to laws and/or licensing or certification obligations that may restrict their ability to engage with LinkedIn’s online services. The scope and interpretation of the laws and other obligations that are or may be applicable to us or certain groups of our members are often uncertain and may be conflicting, particularly laws and other obligations outside the United States. For example, laws related to the online collection and dissemination of content of others and laws related to sending messages over online service are continuing to evolve and are being tested through legal actions based on, among other legal theories, invasion of privacy, defamation, spam, and other torts, unfair competition, copyright and trademark infringement, and credit reporting.
In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning privacy, spam, data storage, data protection, content regulation, cybersecurity, government access to personal information and other matters that may be applicable to our business. Compliance with these laws may require substantial investment or may provide technical challenges for our business. More countries are enacting and enforcing laws related to the appropriateness of content, and enforcing those and other laws by blocking access to services that are found to be out of compliance. It is also likely that as our business grows, evolves, and an increasing portion of our business shifts to mobile, and our solutions are used in a greater number of countries and additional groups, we will become subject to laws and regulations in additional jurisdictions. Further, as our services and solutions expand to include more content (including from third parties), additional laws and regulations may become applicable to our products and offerings including laws requiring us to restrict the showing of such content in certain jurisdictions or to certain groups of members, such as underage users. In some cases, laws and legal obligations of various jurisdictions may be ambiguous or conflict as to LinkedIn’s right to gather, display and distribute certain content as part of its online services. Users of our site and our solutions could also abuse or misuse our products in ways that violate laws or cause damage to our business. It is difficult to predict how existing laws will be applied to our business and whether we will become subject to new laws or legal obligations that will impact our business.
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
We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of June 30, 2016, approximately 27% of our employees had been with us for less than one year and approximately 60% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. We intend to continue to make substantial investments to expand our engineering, research and development, field sales, and general and administrative organizations, and our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other Internet and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating employees and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have significantly expanded our operating lease and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.
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
We have offices around the world and our websites and mobile applications are available in numerous languages. For the three and six months ended June 30, 2016, international revenue represented 39% of our total revenue. We expect to continue to expand our international operations in the future by opening offices in different countries and expanding our offerings in new languages or otherwise making them more relevant for different international audiences. Our ability to manage our business and conduct our operations internationally, including in emerging markets, requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. International expansion has required and will continue to require us to invest significant funds and other resources.

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
If our revenue from our international operations, and particularly from our operations in the countries and regions on which we have focused our spending, do not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. For example, we have a significant presence in the UK, and the recent Brexit vote has resulted in political and economic uncertainty there and in other parts of Europe, which could adversely impact our business and operations. In addition, as our member base expands internationally, members in certain geographies may have lower levels of activity with our websites and services.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 56.6% of the voting power of our outstanding capital stock as of June 30, 2016. Our co-founder and Chair, Reid Hoffman, held approximately 10.8% of the outstanding shares of our Class A and Class B common stock, representing approximately 52.7% of the voting power of our outstanding capital stock as of June 30, 2016. Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters in the future.
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
The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2016 and August 3, 2016, the closing price of our Class A common stock has ranged from $100.98 to $229.00. Fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have at times experienced extreme price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our Class A common stock. In addition, our stock price may fluctuate based on whether our performance or guidance as to our future performance meets the expectations of our investors or securities analysts. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. We may incur additional cash expense in connection with recruiting and retention costs, and we may also experience increased dilution because of the need to provide more equity as part of our overall compensation packages. Such volatility could also impact the value of equity we use in acquisition transactions. Finally, some companies that have experienced volatility in the market price of their stock have also been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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
In November 2014, we issued approximately $1.3 billion aggregate principal amount of 0.50% convertible senior notes due 2019 (the "Notes"). As of June 30, 2016, we had a total par value of approximately $1.3 billion of outstanding Notes. Holders of the Notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change before the relevant maturity date, in each case at a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity, unless earlier converted or repurchased.
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

LINKEDIN CORPORATION

Dated:	August 4, 2016	By:	/s/ Jeffrey Weiner
Jeffrey Weiner
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 4, 2016	By:	/s/ Steven Sordello
Steven Sordello
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document