Form 10-Q
period 2016-09-30
LINKEDIN CORP
filed 2016-10-27
CIK 1271024

‑‑‑

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 20, 2016, there were 120,883,109 shares of the Registrant’s Class A common stock outstanding and 14,656,083 shares of the Registrant’s Class B common stock outstanding.

LINKEDIN CORPORATION
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
LINKEDIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$697,113	$546,237
Marketable securities	2,667,883	2,573,145
Accounts receivable (net of allowance for doubtful accounts of $18,783 and $17,970 at September 30, 2016 and December 31, 2015, respectively)	541,325	603,060
Deferred commissions	72,290	87,706
Prepaid expenses	79,104	62,992
Other current assets	45,298	61,949
Total current assets	4,103,013	3,935,089
Property and equipment, net	1,508,480	1,047,005
Goodwill	1,609,492	1,507,093
Intangible assets, net	262,986	373,087
Other assets	72,441	148,925
TOTAL ASSETS	$7,556,412	$7,011,199
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$189,073	$162,176
Accrued liabilities	321,507	316,792
Deferred revenue	749,491	709,116
Total current liabilities	1,260,071	1,188,084
CONVERTIBLE SENIOR NOTES, NET	1,162,141	1,126,534
OTHER LONG-TERM LIABILITIES	231,981	201,128
Total liabilities	2,654,193	2,515,746
COMMITMENTS AND CONTINGENCIES (Note 12)
REDEEMABLE NONCONTROLLING INTEREST	28,400	26,810
STOCKHOLDERS’ EQUITY (Note 13):
Class A and Class B common stock	14	13
Additional paid-in capital	5,141,257	4,588,578
Accumulated other comprehensive income	18,153	9,124
Accumulated deficit	(285,605)	(129,072)
Total stockholders’ equity	4,873,819	4,468,643
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY	$7,556,412	$7,011,199
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$959,787	$779,595	$2,753,151	$2,129,017
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	119,772	111,368	357,826	299,860
Sales and marketing	311,222	265,454	921,474	756,361
Product development	246,423	202,682	719,975	558,395
General and administrative	121,391	118,871	382,981	358,573
Depreciation and amortization	137,934	117,901	419,620	290,877
Total costs and expenses	936,742	816,276	2,801,876	2,264,066
Income (loss) from operations	23,045	(36,681)	(48,725)	(135,049)
Other expense, net:
Interest income	6,422	2,798	17,369	6,800
Interest expense	(13,110)	(12,773)	(38,867)	(38,064)
Other, net	(3,550)	(10,684)	(13,341)	(16,442)
Other expense, net	(10,238)	(20,659)	(34,839)	(47,706)
Income (loss) before income taxes	12,807	(57,340)	(83,564)	(182,755)
Provision (benefit) for income taxes	3,694	(10,429)	71,379	(25,905)
Net income (loss)	9,113	(46,911)	(154,943)	(156,850)
Accretion of redeemable noncontrolling interest	(554)	(512)	(1,590)	(869)
Net income (loss) attributable to common stockholders	$8,559	$(47,423)	$(156,533)	$(157,719)

Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$(0.36)	$(1.18)	$(1.23)
Diluted	$0.06	$(0.36)	$(1.18)	$(1.23)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	135,141	130,716	133,213	128,162
Diluted	138,200	130,716	133,213	128,162
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$9,113	$(46,911)	$(154,943)	$(156,850)
Other comprehensive income (loss):
Change in unrealized net gain (loss) on investments, net of tax	(2,735)	278	6,024	437
Change in unrealized gain (loss) on cash flow hedges, net of tax	(1,254)	9,078	2,748	6,227
Change in foreign currency translation adjustment	65	153	257	166
Total other comprehensive income (loss)	(3,924)	9,509	9,029	6,830
Comprehensive income (loss)	5,189	(37,402)	(145,914)	(150,020)
Accretion of redeemable noncontrolling interest	(554)	(512)	(1,590)	(869)
Comprehensive income (loss) attributable to common stockholders	$4,635	$(37,914)	$(147,504)	$(150,889)
See Notes to Condensed Consolidated Financial Statements

LINKEDIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(154,943)	$(156,850)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	419,620	290,877
Provision for doubtful accounts and sales returns	12,586	8,448
Amortization of investment premiums, net	10,716	15,877
Amortization of debt discount and issuance costs	35,607	33,967
Stock-based compensation	432,014	375,474
Excess income tax benefit from stock-based compensation	(237)	1,726
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	50,464	(1,566)
Deferred commissions	19,101	11,696
Prepaid expenses and other assets	(9,203)	(46,154)
Accounts payable and other liabilities	44,444	74,088
Income taxes, net	59,857	(32,906)
Deferred revenue	37,861	55,692
Net cash provided by operating activities	957,887	630,369
INVESTING ACTIVITIES:
Purchases of property and equipment	(686,576)	(329,236)
Purchases of investments	(2,098,595)	(1,896,503)
Sales of investments	555,632	971,775
Maturities of investments	1,442,245	1,436,846
Payments for intangible assets and acquisitions, net of cash acquired	(62,866)	(674,872)
Changes in deposits and restricted cash	2,392	7,202
Net cash used in investing activities	(847,768)	(484,788)
FINANCING ACTIVITIES:
Proceeds from issuance of preferred shares in joint venture	—	20,000
Proceeds from issuance of common stock from employee stock options	7,041	15,147
Proceeds from issuance of common stock from employee stock purchase plan	35,979	20,799
Excess income tax benefit from stock-based compensation	237	(1,726)
Repurchases of equity awards	(3,251)	(22,695)
Other financing activities	—	(167)
Net cash provided by financing activities	40,006	31,358
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	751	(6,101)
CHANGE IN CASH AND CASH EQUIVALENTS	150,876	170,838
CASH AND CASH EQUIVALENTS—Beginning of period	546,237	460,887
CASH AND CASH EQUIVALENTS—End of period	$697,113	$631,725
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$101,762	$45,648
Issuance of Class A common stock and equity awards for business combinations	$56,517	$695,028
Land, buildings, and other assets and liabilities exchanged for other land, buildings, and leases	$212,999	$—
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
The transaction is expected to close in the 2016 calendar year. Consummation of the Merger is subject to certain conditions, including the satisfaction of regulatory approval and other customary closing conditions.
The Merger Agreement contains certain termination rights for the Company and Microsoft. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Microsoft a termination fee of $725 million.
Other than transaction expenses associated with the proposed Merger of $2.0 million and $15.5 million for the three and nine months ended September 30, 2016, the terms of the Merger Agreement did not impact the Company's condensed consolidated financial statements.

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
Leases

In February 2016, the FASB issued new authoritative accounting guidance on leasing arrangements. The guidance outlines a comprehensive model for entities to use in accounting for leases, and supersedes most current lease accounting guidance, including industry-specific guidance. The core principle of the new lease accounting model is that lessees are required, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. The guidance also introduces new disclosure requirements for leasing arrangements. The standard is effective for the Company in the first quarter of 2019; however, early adoption is permitted. This standard is required to be applied using the modified retrospective approach. The Company is currently evaluating the impact of this guidance on its financial statements and expects that its operating leases will be recognized in its condensed consolidated balance sheets.
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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of the periods presented, are summarized as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2016:
Assets:
Cash equivalents:
Money market funds	$361,008	$—	$—	$361,008
Commercial paper	—	21,521	—	21,521
US treasury securities	157,022	—	—	157,022
US agency securities	—	24,999	—	24,999
Marketable securities:
Commercial paper	—	71,667	—	71,667
Certificates of deposit	—	64,654	—	64,654
US treasury securities	983,739	—	—	983,739
US agency securities	—	484,422	—	484,422
Corporate debt securities	—	1,055,400	—	1,055,400
Municipal securities	—	8,001	—	8,001
Other current assets:
Foreign currency derivative contracts	—	16,199	—	16,199
Total assets	$1,501,769	$1,746,863	$—	$3,248,632
Liabilities:
Accrued liabilities:
Foreign currency derivative contracts	$—	$1,131	$—	$1,131
Other long-term liabilities
Other derivative	—	—	19,200	19,200
Total liabilities	$—	$1,131	$19,200	$20,331

	Level 1	Level 2	Level 3	Total
December 31, 2015:
Assets:
Cash equivalents:
Money market funds	$276,898	$—	$—	$276,898
Commercial paper	—	12,049	—	12,049
US treasury securities	25,000	—	—	25,000
US agency securities	—	51,500	—	51,500
Marketable securities:
Commercial paper	—	55,374	—	55,374
US treasury securities	874,029	—	—	874,029
US agency securities	—	606,202	—	606,202
Corporate debt securities	—	1,026,898	—	1,026,898
Municipal securities	—	10,642	—	10,642
Other current assets:
Foreign currency derivative contracts	—	14,508	—	14,508
Total assets	$1,175,927	$1,777,173	$—	$2,953,100
Liabilities:
Accrued liabilities:
Foreign currency derivative contracts	$—	$1,847	$—	$1,847
Other long-term liabilities:
Other derivative	—	—	11,600	11,600
Total liabilities	$—	$1,847	$11,600	$13,447

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
The Company's Level 3 other derivative is related to the embedded features in the preferred stock of the Company's joint venture, which is expected to be settled in cash. The fair value of this other derivative is categorized as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs in the Black-Scholes option pricing model ("OPM") used in the valuation. The key significant unobservable inputs in the OPM are the enterprise value of the Company's joint venture, volatility, and expected term of when the embedded features will be exercised. The enterprise value of the joint venture is estimated quarterly using a combination of market and income approach methodologies. The volatility is based on historic volatilities of companies who have recently had initial public offerings. The expected term of when the embedded conversion feature will be exercised was assumed to be 3.7 years, which is the earliest date that the embedded features could be exercised.
The actual and projected performance of the joint venture as well as the term of when the embedded features are exercised may drive unpredictable changes in the valuation that could materially impact the Company's financial results.
The following is a reconciliation of the Company's Level 3 other derivative for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands)		($ in thousands)
Balance, beginning of period	$16,100	$2,800	$11,600	$2,800
Fair value adjustments (1)	3,100	6,900	7,600	6,900
Balance, end of period	$19,200	$9,700	$19,200	$9,700
____________

(1)	Changes in the fair value are recorded in Other expense, net in the condensed consolidated statements of operations.

See Note 9, Convertible Senior Notes, for the carrying amount and estimated fair value of the Company's convertible senior notes, which are not recorded at fair value as of September 30, 2016.

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
Other acquisitions
LinkedIn completed two other acquisitions during the nine months ended September 30, 2016, for a total cash purchase price of $16.4 million.
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

	Connectifier	Other acquisitions	Total
Net tangible assets	$7,098	$19	$7,117
Goodwill (1)	90,120	12,626	102,746
Intangible assets (2)	8,300	3,705	12,005
Total purchase price (3)	$105,518	$16,350	$121,868
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

(2)
Identifiable definite-lived intangible assets were comprised of developed technology and customer relationships of $11.6 million and $0.4 million, respectively, with estimated useful lives of 2.0 years and 1.0 year, respectively, which will be amortized on a straight-line basis over their estimated useful lives.

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

4.	Cash and Investments
The following table presents cash, cash equivalents, and available-for-sale marketable securities for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
September 30, 2016:
Cash	$132,563	$—	$—	$132,563
Cash equivalents:
Money market funds	361,008	—	—	361,008
Commercial paper	21,518	4	(1)	21,521
US treasury securities	157,020	4	(2)	157,022
US agency securities	24,998	1	—	24,999
Marketable securities:
Commercial paper	71,678	16	(27)	71,667
Certificates of deposit	64,640	21	(7)	64,654
US treasury securities	983,372	455	(88)	983,739
US agency securities	484,005	458	(41)	484,422
Corporate debt securities	1,052,695	3,087	(382)	1,055,400
Municipal securities	8,000	1	—	8,001
Total cash, cash equivalents, and marketable securities	$3,361,497	$4,047	$(548)	$3,364,996
December 31, 2015:
Cash	$180,790	$—	$—	$180,790
Cash equivalents:
Money market funds	276,898	—	—	276,898
Commercial paper	12,048	1	—	12,049
US treasury securities	24,999	1	—	25,000
US agency securities	51,500	—	—	51,500
Marketable securities:
Commercial paper	55,350	47	(23)	55,374
US treasury securities	874,968	20	(959)	874,029
US agency securities	606,924	17	(739)	606,202
Corporate debt securities	1,029,463	96	(2,661)	1,026,898
Municipal securities	10,636	6	—	10,642
Total cash, cash equivalents, and marketable securities	$3,123,576	$188	$(4,382)	$3,119,382

The following table presents unrealized losses on investments by investment category and length of time the investment has been in a continuous unrealized loss position as of the periods presented (in thousands):

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016:
Commercial paper	$34,869	$(28)	$—	$—	$34,869	$(28)
Certificates of deposit	10,153	(7)	—	—	10,153	(7)
US treasury securities	240,507	(90)	—	—	240,507	(90)
US agency securities	72,200	(41)	—	—	72,200	(41)
Corporate debt securities	321,906	(381)	1,499	(1)	323,405	(382)
Total	$679,635	$(547)	$1,499	$(1)	$681,134	$(548)
December 31, 2015:
Commercial paper	$28,482	$(23)	$—	$—	$28,482	$(23)
US treasury securities	777,237	(959)	—	—	777,237	(959)
US agency securities	472,236	(739)	—	—	472,236	(739)
Corporate debt securities	943,276	(2,661)	—	—	943,276	(2,661)
Total	$2,221,231	$(4,382)	$—	$—	$2,221,231	$(4,382)

The following table presents available-for-sale marketable securities by contractual maturity date (in thousands) as of September 30, 2016:

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$1,517,136	$1,517,691
Due after one year through two years	789,018	790,476
Due after two years through three years	358,236	359,716
Total	$2,664,390	$2,667,883

5.	Derivative Instruments
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

As of September 30, 2016 and December 31, 2015, the Company had outstanding cash flow hedges with a total notional amount of $457.6 million and $321.5 million, respectively.

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

As of September 30, 2016 and December 31, 2015, the Company had outstanding balance sheet hedges with a total notional amount of $183.4 million and $239.9 million, respectively.

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

Fair Value of Derivative Contracts
The foreign currency derivative contracts that were not settled at the end of the period and other derivative contract are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s derivative contracts as of the periods presented (in thousands):

	September 30, 2016	December 31, 2015
Derivative assets:
Cash flow hedges	$15,044	$11,897
Balance sheet hedges	1,155	2,611
Total derivative assets	16,199	14,508
Derivative liabilities:
Cash flow hedges	529	790
Balance sheet hedges	602	1,057
Other derivative	19,200	11,600
Total derivative liabilities	20,331	13,447
Total fair value of derivative instruments, net	$(4,132)	$1,061

See Note 2, Fair Value Measurements, for additional information related to the fair value of the Company’s foreign currency and other derivative contracts.

Financial Statement Effect of Derivative Contracts

The following table presents the activity of the Company’s cash flow hedges in AOCI in stockholders' equity for the periods presented (in thousands):

	December 31, 2015	Amount of gain (loss) recognized in other comprehensive income before tax effect (effective portion)	Amount of (gain) loss reclassified from AOCI before tax effect to net revenue (effective portion)	September 30, 2016
Cash flow hedges	$11,857	14,111	(11,445)	$14,523

	December 31, 2014	Amount of gain (loss) recognized in other comprehensive income before tax effect (effective portion)	Amount of (gain) loss reclassified from AOCI before tax effect to net revenue (effective portion)	September 30, 2015
Cash flow hedges	$—	5,165	1,953	$7,118

The amount recognized in earnings related to the ineffective portion of the Company's cash flow hedges was insignificant for the quarter.

As of September 30, 2016, the Company estimates approximately $14.5 million of net derivative gains related to our cash flow hedges will be reclassified from AOCI into earnings within the next 12 months.

The following table presents the impact of the Company’s derivative contracts on the condensed consolidated statement of operations for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2016	2015	2016	2015
Cash flow hedges	Net revenue	$4,011	$(1,019)	$11,445	$(1,953)
Cash flow hedges	Other expense, net (1)	(2,070)	(2,464)	(8,258)	(4,871)
Balance sheet hedges	Other expense, net	1,389	4,175	3,932	9,894
Other derivative	Other expense, net	(3,100)	(6,900)	(7,600)	(6,900)
Total gain (loss) from derivative contracts		$230	$(6,208)	$(481)	$(3,830)
____________

(1)	Balances relate to changes in fair value that are excluded from the Company's assessment of hedge effectiveness.

6.	Property and Equipment
The following table presents the detail of property and equipment, net, for the periods presented (in thousands):

	September 30, 2016	December 31, 2015
Computer equipment	$890,237	$736,176
Leasehold improvements	549,054	330,436
Capitalized website, internal-use software, and production costs	334,847	236,124
Land	251,210	224,040
Furniture and fixtures	125,703	87,221
Software	69,129	55,935
Buildings	219,362	39,351
Total	2,439,542	1,709,283
Less accumulated depreciation and amortization	(931,062)	(662,278)
Property and equipment, net	$1,508,480	$1,047,005

In July 2016, the Company executed an agreement with Google Inc. ("Google"), a subsidiary of Alphabet Inc., to acquire or assume approximately 738,000 square feet of Google's owned or leased properties in Mountain View and Sunnyvale, California in exchange for approximately 474,000 square feet of the Company's owned or leased properties in Mountain View, California. As a result of the transaction, the Company recorded $409.6 million of land, buildings, and an other intangible asset, in exchange for $213.0 million in land and buildings and a net cash payment of approximately $180.2 million. In addition, $15.0 million was paid to a third party in connection with the transaction. The Company recognized an immaterial gain in connection with this transaction. The assets acquired have been recorded based on the fair value of the assets surrendered by the Company.

Depreciation expense for the three months ended September 30, 2016 and 2015 was $96.7 million and $71.4 million, respectively, and $286.6 million and $203.2 million for the nine months ended September 30, 2016 and 2015, respectively.

7.	Goodwill and Other Intangible Assets
Goodwill
Goodwill is generally not deductible for tax purposes. The following table presents the goodwill activity for the periods presented (in thousands):

Goodwill—December 31, 2015	$1,507,093
Acquisitions	102,746
Other	(347)
Goodwill—September 30, 2016	$1,609,492

Other Intangible Assets
The following table presents the detail of other intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (1)
September 30, 2016:
Customer and subscriber relationships	$226,500	$(99,653)	$126,847	2.3 years
Developed technology	176,792	(133,214)	43,578	0.9 years
Content (2)	98,000	(60,025)	37,975	1.6 years
Patents	63,128	(14,415)	48,713	8.5 years
Other intangible assets	17,306	(11,433)	5,873	8.1 years
Total	$581,726	$(318,740)	$262,986	3.2 years
December 31, 2015:
Customer and subscriber relationships	$226,100	$(46,139)	$179,961	2.9 years
Developed technology	165,187	(88,361)	76,826	1.4 years
Content (2)	98,000	(30,625)	67,375	2.4 years
Patents	56,878	(10,120)	46,758	9.5 years
Other intangible assets	13,434	(11,267)	2,167	1.4 years
Total	$559,599	$(186,512)	$373,087	3.2 years
 __________________

(1)
The weighted-average remaining life of other intangible assets excludes the impact of $0.8 million in indefinite-lived intangible assets, which consists of domain names, as of September 30, 2016 and December 31, 2015.

(2)
The amortization method for the content intangible asset is 50% the first year, 30% the second year, and 20% in the third year. The remaining definite-lived intangible assets are amortized using the straight-line method.

Amortization expense for the three months ended September 30, 2016 and 2015 was $41.2 million and $46.5 million, respectively, and $133.0 million and $87.7 million for the nine months ended September 30, 2016 and 2015, respectively. Estimated amortization expense of intangible assets for future periods as of September 30, 2016, is as follows (in thousands):

Year Ending December 31,	Amortization Expense
Remainder of 2016	$41,468
2017	109,922
2018	56,844
2019	21,978
2020	6,574
Thereafter	25,424
Total	$262,210

8.	Accrued Liabilities
The following table presents the detail of accrued liabilities as of the periods presented (in thousands):

	September 30, 2016	December 31, 2015
Accrued payroll taxes and other employee-related expenses	$108,509	$75,881
Accrued incentives	97,357	96,708
Other accrued expenses	47,321	44,987
Accrued commissions	33,231	65,794
Accrued sales tax and value-added taxes	23,056	23,681
Accrued vacation	12,033	9,741
Total	$321,507	$316,792

9.	Convertible Senior Notes
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
The Notes consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Liability:
Principal	$1,322,500	$1,322,500
Less: debt discount, net of amortization	(160,359)	(195,966)
Net carrying amount	$1,162,141	$1,126,534

Equity	$230,191	$230,191

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest expense based on 0.50% per annum	$1,653	$1,653	$4,959	$4,978
Amortization of debt discount and issuance costs	12,009	11,456	35,607	33,967
Total	$13,662	$13,109	$40,566	$38,945
Effective interest rate of the liability component	4.7%	4.7%	4.7%	4.7%

The total estimated fair value of the Notes as of September 30, 2016, was $1,303.3 million. The fair value was determined based on the closing trading price of the Notes as of the last day of trading for the period. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.
Based on the closing price of our Class A common stock of $191.12 on September 30, 2016, the if-converted value of the Notes was less than the principal amount.

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

10.	Other Expense, Net
The following table presents the detail of other expense, net, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income	$6,422	$2,798	$17,369	$6,800
Interest expense (1)	(13,110)	(12,773)	(38,867)	(38,064)
Net loss on foreign exchange and foreign currency derivative contracts	(2,267)	(3,577)	(8,179)	(9,957)
Fair value adjustment on other derivative	(3,100)	(6,900)	(7,600)	(6,900)
Other non-operating income, net	1,504	(80)	2,020	381
Net realized gain (loss) on sales of marketable securities	313	(127)	418	34
Total other expense, net	$(10,238)	$(20,659)	$(34,839)	$(47,706)
 __________________

(1)
The Company capitalized $0.6 million and $0.3 million of interest expense related to properties under construction for the three months ended September 30, 2016 and 2015, respectively, and $1.7 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively.

11.	Income (Loss) Per Share
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

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$7,602	$957	$(41,747)	$(5,676)	$(138,419)	$(18,114)	$(138,423)	$(19,296)
Denominator:
Weighted-average common shares outstanding	120,024	15,117	115,071	15,645	117,798	15,415	112,483	15,679
Basic net income per share attributable to common stockholders	$0.06	$0.06	$(0.36)	$(0.36)	$(1.18)	$(1.18)	$(1.23)	$(1.23)
Diluted net income per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$7,602	$957	$(41,747)	$(5,676)	$(138,419)	$(18,114)	$(138,423)	$(19,296)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	957	—	(5,676)	—	(18,114)	—	(19,296)	—
Reallocation of undistributed earnings to Class B shares	—	(21)	—	—	—	—	—	—
Allocation of undistributed earnings	$8,559	$936	$(47,423)	$(5,676)	$(156,533)	$(18,114)	$(157,719)	$(19,296)
Denominator:
Number of shares used in basic calculation	120,024	15,117	115,071	15,645	117,798	15,415	112,483	15,679
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	15,118	—	15,645	—	15,415	—	15,679	—
Employee stock options	1,101	—	—	—	—	—	—	—
Employee stock purchase plan	102	—	—	—	—	—	—	—
Restricted stock units	1,855	—	—	—	—	—	—	—
Number of shares used in diluted calculation	138,200	15,117	130,716	15,645	133,213	15,415	128,162	15,679
Diluted net loss per share attributable to common stockholders	$0.06	$0.06	$(0.36)	$(0.36)	$(1.18)	$(1.18)	$(1.23)	$(1.23)
The following weighted-average employee equity awards were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee stock options	1,591	2,833	2,482	2,870
RSUs and other equity	6,130	6,117	7,619	6,020
Total	7,721	8,950	10,101	8,890

12.	Commitments and Contingencies
Aggregate Future Lease Commitments
The Company leases its office facilities and data centers under operating lease agreements, the longest of which is expected to expire in 2029. The Company’s future minimum payments, which exclude operating expenses, under non-cancelable operating leases for office facilities and data centers having initial terms in excess of one year, and sublease income as of September 30, 2016, are as follows (in thousands):

Year Ending December 31,	Gross Operating Lease Commitments (1)	Sublease Income (2)	Net Operating Lease Commitments
Remainder of 2016	$42,278	$(4,492)	$37,786
2017	177,351	(17,869)	159,482
2018	206,836	(18,109)	188,727
2019	205,804	(18,653)	187,151
2020	196,974	(19,222)	177,752
Thereafter	1,146,733	(121,185)	1,025,548
Total minimum lease payments	$1,975,976	$(199,530)	$1,776,446
 __________________

(1)
In July 2016, the Company executed an agreement with Google Inc. ("Google"), a subsidiary of Alphabet Inc., to assume Google's leased properties in Sunnyvale, California, in exchange for the Company's leased properties in Mountain View, California. The impact of this transaction on the Company's future net operating lease commitments is not material. Refer to Note 6, Property and Equipment, for additional information regarding this agreement.

(2)	Primarily represents sublease income for several buildings the Company leases in Sunnyvale, California, to be recognized over the next 10 years.
Legal Proceedings
The Company is subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material adverse effect on its business. In addition, litigation that the Company previously disclosed related to its merger with Microsoft has been dismissed.
Certain litigation matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, litigation costs can be significant. Other regulatory matters could result in fines and penalties being assessed against the Company, and it may become subject to periodic audits, which would likely increase its regulatory compliance costs. Adverse results of litigation or regulatory matters could also result in the Company being required to change its business practices, which could negatively impact membership and revenue growth.
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
Common Stock
As of September 30, 2016, the Company had 120,880,883 shares and 14,656,083 shares of Class A common stock and Class B common stock outstanding, respectively. As of December 31, 2015, the Company had 116,468,385 and 15,580,510 shares of Class A common stock and Class B common stock outstanding, respectively.
RSU Activity
A summary of RSU activity for the nine months ended September 30, 2016, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested—December 31, 2015	6,136,702	$211.77
Assumed RSUs from acquisition	42,157	114.12
Granted	4,058,897	133.42
Released	(2,115,582)	188.90
Forfeited	(725,160)	194.98
Unvested—September 30, 2016	7,397,014	$176.41	$1,413,717
Expected to vest as of September 30, 2016	6,476,569		$1,237,802
The intrinsic value of RSUs released was approximately $141.4 million and $116.3 million in the three months ended September 30, 2016 and 2015, respectively, and $304.9 million and $350.8 million for the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, the total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $1.0 billion, which is expected to be recognized over the next 2.8 years.

Stock Option Activity
A summary of stock option activity for the nine months ended September 30, 2016, is as follows:

	Options Outstanding		Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Number of Shares	Weighted-Average Exercise Price
Outstanding—December 31, 2015	2,582,517	$102.64
Assumed options from acquisition	33,586	11.31
Granted	7,236	109.97
Exercised	(218,396)	32.24
Forfeited or expired	(38,774)	203.56
Outstanding—September 30, 2016	2,366,169	$106.21	5.25	$225,738
Options vested and expected to vest as of September 30, 2016 (1)	2,320,795	$104.46	5.21	$224,520
Options vested and exercisable as of September 30, 2016	1,846,521	$82.14	4.60	$212,075
______________________

(1)
Of the options that were outstanding as of September 30, 2016, 619,099 shares have an exercise price above $196.00 and will be canceled for no payment at the effective time of the Merger. See Note 1, Description of Business and Basis of Presentation, for additional information regarding share conversion details upon consummation of the Merger.

Aggregate intrinsic value represents the difference between the Company's closing stock price of its Class A common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the New York Stock Exchange as of September 30, 2016 was $191.12. The total intrinsic value of options exercised was approximately $7.4 million and $19.3 million for the three months ended September 30, 2016 and 2015, respectively, and $27.4 million and $139.5 million for the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $40.6 million, which is expected to be recognized over the next 1.9 years.
Restricted Stock
The Company issued 394,094 shares of restricted Class A common stock in the nine months ended September 30, 2016. A total of 317,763 shares of restricted stock were subject to vesting as of September 30, 2016, and the total unrecognized compensation cost was approximately $28.3 million, which is expected to be recognized over the next 2.3 years.

Stock-Based Compensation
The following table presents the amount of stock-based compensation related to stock-based awards to employees recognized in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$14,974	$12,934	$44,216	$34,637
Sales and marketing	26,691	26,609	82,855	69,367
Product development	69,334	58,419	211,166	168,236
General and administrative	29,968	28,912	93,777	103,234
Total stock-based compensation	140,967	126,874	432,014	375,474
Tax benefit from stock-based compensation	(325)	(39,308)	(994)	(105,891)
Total stock-based compensation, net of tax effect	$140,642	$87,566	$431,020	$269,583

The Company capitalized $8.4 million and $8.6 million for the three months ended September 30, 2016 and 2015, respectively, and $24.6 million and $18.5 million for the nine months ended September 30, 2016 and 2015, respectively of stock-based compensation as website development and production costs.

The majority of the tax benefit from stock-based compensation during the three and nine months ended September 30, 2016, was not recognized as a result of the valuation allowance recorded in the second quarter of fiscal 2016. See Note 15, Income Taxes, for additional information.

14.	Accumulated Other Comprehensive Income (Loss)
The following tables present the components of AOCI, net of tax, for the three and nine months ended September 30, 2016 (in thousands):

	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
AOCI—June 30, 2016	$6,083	$15,804	$190	$22,077
Other comprehensive income before adjustments	(3,202)	2,757	65	(380)
Amounts reclassified from AOCI	467	(4,011)	—	(3,544)
Other comprehensive income	$(2,735)	$(1,254)	$65	$(3,924)
AOCI—September 30, 2016	$3,348	$14,550	$255	$18,153

	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
AOCI—December 31, 2015	$(2,676)	$11,802	$(2)	$9,124
Other comprehensive income before adjustments	4,831	14,193	257	19,281
Amounts reclassified from AOCI	1,193	(11,445)	—	(10,252)
Other comprehensive income	$6,024	$2,748	$257	$9,029
AOCI—September 30, 2016	$3,348	$14,550	$255	$18,153

The following tables present the components of AOCI, net of tax, for the three and nine months ended September 30, 2015 (in thousands):

	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
AOCI—June 30, 2015	$10	$(2,851)	$(36)	$(2,877)
Other comprehensive income (loss) before adjustments	520	8,059	153	8,732
Amounts reclassified from AOCI	(242)	1,019	—	777
Other comprehensive income (loss)	$278	$9,078	$153	$9,509
AOCI—September 30, 2015	$288	$6,227	$117	$6,632

	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
AOCI—December 31, 2014	$(149)	$—	$(49)	$(198)
Other comprehensive income (loss) before adjustments	593	4,274	166	5,033
Amounts reclassified from AOCI	(156)	1,953	—	1,797
Other comprehensive income (loss)	$437	$6,227	$166	$6,830
AOCI—September 30, 2015	$288	$6,227	$117	$6,632

The following table presents the impact of reclassification adjustments from AOCI on net loss for the periods presented (in thousands):

AOCI Components	Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Unrealized gain (loss) on cash flow hedges	Net revenue	$4,011	$(1,019)	$11,445	$(1,953)
Unrealized losses on investments	Other income (expense), net	(467)	242	(1,193)	156
Total amount reclassified from AOCI		$3,544	$(777)	$10,252	$(1,797)

15.	Income Taxes
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
The Company recorded income tax expense of $3.7 million and $71.4 million for the three and nine months ended September 30, 2016, respectively, and income tax benefit of $10.4 million and $25.9 million for the three and nine months ended September 30, 2015, respectively. The Company recognized a tax expense in the three and nine months ended September 30, 2016, which was driven primarily by the recording of a valuation allowance for a significant portion of the Company's tax assets.
The Company regularly assesses the realizability of its deferred tax assets. In performing this assessment, the Company weighs all available positive and negative evidence, including earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of its deferred tax assets will not be realized. As of December 31, 2015 and March 31, 2016, the Company performed this assessment and concluded that sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, and an expectation of improving operating results, existed as of those dates such that a valuation allowance was not required. Upon completing this assessment at June 30, 2016, the Company concluded that negative evidence outweighed positive evidence due to a cumulative loss over a three-year period ended June 30, 2016. As a result, the Company recognized a non-cash charge of $100.6 million to income taxes in the three months ended June 30, 2016 to record a valuation allowance against a significant portion of the Company's tax assets. As of September 30, 2016, the Company again assessed the realizability of its deferred tax assets and concluded that negative evidence outweighed positive evidence due to a cumulative loss over a three-year period ended September 30, 2016.
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
On December 1, 2015, in Altera Corp. v. Commissioner, the US Tax Court formally entered its decision related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. At this time, the US Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any impact as of September 30, 2016. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

16.	Information About Revenue and Geographic Areas
Revenue by geography is generally based on the shipping address of the customer. The following tables present the Company’s revenue by product and geographic region for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue by product:
Talent Solutions
Hiring	$556,009	$460,838	$1,592,969	$1,283,025
Learning & Development	66,684	41,273	184,045	58,831
Total Talent Solutions	622,693	502,111	1,777,014	1,341,856
Marketing Solutions	175,477	139,549	510,743	398,778
Premium Subscriptions	161,617	137,935	465,394	388,383
Total	$959,787	$779,595	$2,753,151	$2,129,017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue by geographic region:
United States	$588,165	$484,300	$1,682,738	$1,318,089
Other Americas (1)	50,598	43,505	143,591	121,475
Total Americas	638,763	527,805	1,826,329	1,439,564
EMEA (2)	235,230	187,286	692,098	512,620
APAC (3)	85,794	64,504	234,724	176,833
Total	$959,787	$779,595	$2,753,151	$2,129,017
 __________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)
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

Overview
As the world’s largest professional network on the Internet, we currently have over 467 million members in over 200 countries and territories. LinkedIn's value proposition for our members and customers is simple: connect to opportunity. Members use our platform to stay connected and informed and advance their careers, while customers are able to work smarter through our diverse product lines. Our focus is on delivering value to members in their professional lives. We believe creating value for our members strengthens the network effect of our platform, and in return, enables us to deliver products that create value for our customers. Ultimately, our vision is to create economic opportunity for every member of the global workforce by building the world's first economic graph, a digital representation of the global economy.
On June 11, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Microsoft Corporation ("Microsoft") pursuant to which Microsoft has agreed to acquire LinkedIn for $196.00 per share in an all-cash transaction valued at approximately $26.2 billion, inclusive of LinkedIn's net cash (the "Merger"). The transaction is expected to close in the 2016 calendar year, subject to certain conditions, including regulatory approval. We may incur transaction-related costs of approximately $100.0 million during 2016 as a result of the Merger Agreement.
For additional information related to the Merger Agreement, refer to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 22, 2016, which includes the full text of the Merger Agreement as Annex A.

Our revenue comes from products that monetize the unique value and critical mass of our platform. We believe by creating value for our members, we can transform the way our customers hire, market, sell, and learn on a global basis through our three product lines: Talent Solutions, Marketing Solutions, and Premium Subscriptions. Our Talent Solutions include Hiring and Learning and Development. Hiring provides products to recruiters that enable them to attract, recruit, and hire talent. Learning and Development, from our acquisition of Lynda.com, provides subscriptions to enterprises and individuals to online learning content. Our Marketing Solutions enable enterprises and individuals to advertise to our member base through relevant content. Our Premium Subscriptions (inclusive of Sales Solutions) enable professionals to manage their professional identity, grow their network, and connect with talent, while Sales Navigator, our premium social selling solution, enables sales professionals to find leads and generate sales.

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
In addition, we expect to continue to invest in mobile across our product lines. Mobile is the fastest growing channel for member engagement, growing at more than twice the rate of overall site traffic with mobile unique visiting members representing 61% of unique visiting members in the third quarter of 2016.

•
Our Talent. We expect to continue to expand our workforce in 2016. However, such expansion will be at a slower rate than in 2015. We expect that the increased headcount will result in an increase in related expenses, including stock-based compensation expense and capital expenditures related to facilities. As of September 30, 2016, we had 10,113 employees, which represented an increase of 9% compared to the same period last year.

•
Our Technology. We expect to continue to make significant capital expenditures to upgrade our technology and network infrastructure to improve the ability of our website to handle expected increases in usage, to enable the release of new features and solutions, and to scale for future growth. These investments are particularly focused on expanding our footprint of data centers.

As a result of our long-term investment philosophy, we expect to be in an operating loss on a consolidated basis under generally accepted accounting principles in the United States of America ("US GAAP") for the year ended December 31, 2016.
We are driving significant revenue growth and continuing to invest for the long term. Our net revenue was $959.8 million and $2,753.2 million and for the three and nine months ended September 30, 2016, respectively, which represents an increase of 23% and 29%, respectively, compared to the same periods in 2015. Our net revenue benefited from increased sales of our core products, specifically Recruiter, Jobs, Sponsored Content, and Sales Solutions as well as revenue from Lynda.com. We had operating income of $23.0 million for the three months ended September 30, 2016 due to revenue growing at a faster rate than operating expenses, primarily as a result of headcount increasing at a slower rate. We had an operating loss of $48.7 million for the nine months ended September 30, 2016 due to increases of headcount related expenses of $290.2 million as we hired additional employees to support the growth in our business. We also had an increase in depreciation and amortization of $20.0 million and $128.7 million for the three and nine months ended September 30, 2016, respectively, related to intangible assets from our acquisition of Lynda.com in 2015, build out of our data centers, leasehold improvements as we lease additional facilities to accommodate our headcount growth, and capitalized website and internal-use software.
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

The following table presents the number of registered members as of the periods presented by geographic region:

	September 30,
	2016		2015		% Change
	(in thousands)
Members by geographic region:
United States	133,839	29%	122,295	31%	9%
Other Americas (1)	79,075	17%	67,763	17%	17%
Total Americas	212,914	46%	190,058	48%	12%
EMEA (2)	148,208	32%	127,410	32%	16%
APAC (3)	105,815	23%	78,786	20%	34%
Total number of registered members (4)	466,937	100%	396,254	100%	18%
 ______________________

(1)	Canada, Latin America and South America

(2)	Europe, the Middle East and Africa (“EMEA”)

(3)	Asia-Pacific (“APAC”)

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
The following table presents the average monthly number of unique visiting members during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Unique visiting members (1), (3)	106,457	100,086	6%	105,986	98,080	8%
Mobile unique visiting members (2), (3)	64,833	55,162	18%	62,799	51,512	22%
 ______________________

(1)	Members who have visited LinkedIn.com on their desktops and/or have visited selected mobile applications offered by LinkedIn.com on their mobile devices.

(2)	Members who have visited selected mobile applications offered by LinkedIn.com on their mobile devices.

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

The following table presents the number of member page views during the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in millions)			(in millions)
Member page views (1), (2)	47,881	37,619	27%	138,989	106,239	31%
 ______________________

(1)	These metrics include member page views on LinkedIn.com for desktop and selected mobile applications offered by LinkedIn.com for mobile devices.

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

The following table presents our net revenue by field sales and online sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	($ in thousands)
Field sales	$614,478	64%	$479,547	62%	$1,742,006	63%	$1,313,274	62%
Online sales	345,309	36%	300,048	38%	1,011,145	37%	815,743	38%
Net revenue	$959,787	100%	$779,595	100%	$2,753,151	100%	$2,129,017	100%
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other US GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$9,113	$(46,911)	$(154,943)	$(156,850)
Provision (benefit) for income taxes	3,694	(10,429)	71,379	(25,905)
Other expense, net	10,238	20,659	34,839	47,706
Depreciation and amortization	137,934	117,901	419,620	290,877
Stock-based compensation	140,967	126,874	432,014	375,474
Merger-related transaction costs	1,951	—	15,453	—
Adjusted EBITDA	$303,897	$208,094	$818,362	$531,302

Results of Operations
The following table sets forth our results of operations for the periods presented as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(as a percentage of net revenue)
Condensed Consolidated Statements of Operations Data: (1)
Net revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	12	14	13	14
Sales and marketing	32	34	33	36
Product development	26	26	26	26
General and administrative	13	15	14	17
Depreciation and amortization	14	15	15	14
Total costs and expenses	98	105	102	106
Income (loss) from operations	2	(5)	(2)	(6)
Other expense, net:
Interest income	1	—	1	—
Interest expense	(1)	(2)	(1)	(2)
Other, net	—	(1)	—	(1)
Other expense, net	(1)	(3)	(1)	(2)
Income (loss) before income taxes	1	(7)	(3)	(9)
Provision (benefit) for income taxes	—	(1)	3	(1)
Net income (loss)	1	(6)	(6)	(7)
Accretion of redeemable noncontrolling interest	—	—	—	—
Net income (loss) attributable to common stockholders	1%	(6)%	(6)%	(7)%
 ______________________
(1) Certain items may not total due to rounding.

Net Revenue
We generate revenue from Talent Solutions, Marketing Solutions, and Premium Subscriptions.
Talent Solutions. Talent Solutions revenue is comprised of Hiring and Learning and Development products. Hiring products primarily consist of LinkedIn Recruiter, Job Slots, Career Pages, Job Postings, Job Seeker and Recruiter Lite. The Company provides access to its professional database of both active and passive job candidates with LinkedIn Recruiter, which allows corporate recruiting teams to identify candidates based on industry, job function, geography, experience/education, and other specifications. Revenue from the LinkedIn Recruiter product is recognized ratably over the subscription period, which consists primarily of annual subscriptions that are billed monthly, quarterly, or annually. The Company also earns revenue from Job Slots, which enable an enterprise or professional organization to post jobs on its website, and allows the job that is posted to be changed, updated, or modified over the life of the contract. Revenue from Job Slots is recognized ratably over the contract, typically 12 months. Career Pages give enterprises and professional organizations the ability to customize the career section of their Company Profiles and content on Career Pages to allow potential candidates to learn more about what it is like to work at their company. Revenue from Career Pages is recognized ratably over the contractual period, which is typically 12 months. The Company also earns revenue from the placement of Job Postings on its website, which generally run for 30 days. Independent recruiters can pay to post job openings that are accessible through job searches or targeted job matches. Revenue from Job Postings is recognized as the posting is displayed or at the expiration of the contract period, if not utilized. Job Seeker subscriptions give access to premium features on our website to help individuals find job opportunities. Revenue from Job Seeker and Recruiter Lite subscriptions is recognized ratably over the contractual period, which consists of monthly and annual subscriptions. Learning and Development products consist of individual and enterprise subscriptions to the Lynda.com and LinkedIn Learning platform. Revenue from these subscriptions is recognized ratably over the subscription period, which consists of monthly and annual subscriptions for individuals and annual and multi-year subscriptions for enterprises.
Marketing Solutions. Marketing Solutions revenue is earned from advertisements (consisting of content-based (i.e. Sponsored Content), graphic display, text link, and programmatic) shown primarily on LinkedIn.com and its mobile applications based on either a cost per click or cost per advertisement model. Revenue from Internet advertising is generally recognized on a gross basis, with the exception of transactions with advertising agencies, which are recognized net of agency discounts.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Net revenue by product:
Talent Solutions
Hiring	$556,009	$460,838	21%	$1,592,969	$1,283,025	24%
Learning & Development	66,684	41,273	62%	184,045	58,831	213%
Total Talent Solutions	622,693	502,111	24%	1,777,014	1,341,856	32%
Marketing Solutions	175,477	139,549	26%	510,743	398,778	28%
Premium Subscriptions	161,617	137,935	17%	465,394	388,383	20%
Total	$959,787	$779,595	23%	$2,753,151	$2,129,017	29%
Percentage of net revenue by product: (1)
Talent Solutions
Hiring	58%	59%		58%	60%
Learning & Development	7%	5%		7%	3%
Total Talent Solutions	65%	64%		65%	63%
Marketing Solutions	18%	18%		19%	19%
Premium Subscriptions	17%	18%		17%	18%
Total	100%	100%		100%	100%
  ______________________
(1)     Certain items may not total due to rounding.
Total net revenue increased $180.2 million and $624.1 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods last year.
Net revenue from our Talent Solutions increased $120.6 million and $435.2 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods last year. The increases in Hiring revenue were driven by increased spending by existing customers as well as additional business from new customers. The increases in Learning and Development revenue were due to acquisition-related fair value adjustments taken in prior year not recurring in the current period as well as bundling Learning and Development products with other subscription products as we continue to integrate learning content from Lynda.com into the LinkedIn platform.
Net revenue from our Marketing Solutions increased $35.9 million and $112.0 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods last year. The increases were primarily due to Sponsored Content from our field sales and self-service channels, partially offset by weakness in demand for our display advertising products. Sponsored Content represented 64% and 61% of Marketing Solutions revenue in the three and nine months ended September 30, 2016, respectively, and we expect it to continue to represent a larger percentage of Marketing Solutions revenue as we continue to shift to content marketing and experience less demand for display advertising products. In addition, in 2016, Bizo-related product revenue will further decline as we discontinue the last standalone product and work to migrate the functionality from the Bizo-related products into our Sponsored Content platform, making the technology accessible to any Marketing Solutions customer.
Net revenue from our Premium Subscriptions increased $23.7 million and $77.0 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods last year primarily due to the increase in revenue from our Sales Solutions products, which include Sales Navigator. Our Sales Solutions products continue to grow at a higher rate than our other Premium Subscription products as well as continue to represent a larger percentage of total Premium Subscriptions revenue. Sales Navigator represented approximately 40% of Premium Subscriptions revenue in the three and nine months ended September 30, 2016, respectively.

The following table presents our net revenue by geographic region:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Net revenue by geographic region:
United States	$588,165	$484,300	21%	$1,682,738	$1,318,089	28%
Other Americas	50,598	43,505	16%	143,591	121,475	18%
Total Americas	638,763	527,805	21%	1,826,329	1,439,564	27%
EMEA	235,230	187,286	26%	692,098	512,620	35%
APAC	85,794	64,504	33%	234,724	176,833	33%
Total	$959,787	$779,595	23%	$2,753,151	$2,129,017	29%

United States revenue increased $103.9 million and $364.6 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods last year. International revenue increased $76.3 million and $259.5 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods last year. International revenue represented 39% of total revenue in the three and nine months ended September 30, 2016, respectively, and 38% of total revenue in the three and nine months ended September 30, 2015, respectively. The increases in international revenue are due to the expansion of our sales, technical and support operations in international locations and growth in our global member base due to developing our brand across various geographies, partially offset by foreign currency fluctuations. We expect international revenue to increase on an absolute basis as we continue to expand our sales force in key international markets where member engagement supports business efforts at scale.

The following table presents our net revenue by geography, by product:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Net revenue by geography, by product:
United States
Talent Solutions	$380,906	$309,935	23%	$1,087,388	$828,459	31%
Marketing Solutions	113,346	93,362	21%	325,611	262,535	24%
Premium Subscriptions	93,913	81,003	16%	269,739	227,095	19%
Total United States revenue	$588,165	$484,300	21%	$1,682,738	$1,318,089	28%
International
Talent Solutions	$241,787	$192,176	26%	$689,626	$513,397	34%
Marketing Solutions	62,131	46,187	35%	185,132	136,243	36%
Premium Subscriptions	67,704	56,932	19%	195,655	161,288	21%
Total International revenue	$371,622	$295,295	26%	$1,070,413	$810,928	32%

Total	$959,787	$779,595	23%	$2,753,151	$2,129,017	29%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Cost of revenue	$119,772	$111,368	8%	$357,826	$299,860	19%
Percentage of net revenue	12%	14%		13%	14%
Headcount (at period end)	1,458	1,411	3%	1,458	1,411	3%
Cost of revenue increased $8.4 million and $58.0 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods last year. The increases during the same periods were primarily driven by increases in headcount related expenses of $6.5 million and $34.3 million as we continue to hire to support the growth of our business. In addition, in the nine months ended September 30, 2016, the increases were attributable to an increase in hosting costs of $12.3 million and facilities and related costs of $6.7 million.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Sales and marketing	$311,222	$265,454	17%	$921,474	$756,361	22%
Percentage of net revenue	32%	34%		33%	36%
Headcount (at period end)	4,653	4,162	12%	4,653	4,162	12%
Sales and marketing expenses increased $45.8 million and $165.1 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods last year. The increases were primarily driven by increases in headcount related expenses of $32.8 million and $128.5 million, respectively, as we continue to expand our field sales organization globally. We also experienced increases of $6.7 million and $18.2 million in facilities and related costs, respectively. In addition, in the nine months ended September 30, 2016, the increases were attributable to an increase in third party commissions of $9.7 million and marketing and related costs of $9.1 million.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Product development	$246,423	$202,682	22%	$719,975	$558,395	29%
Percentage of net revenue	26%	26%		26%	26%
Headcount (at period end)	2,718	2,389	14%	2,718	2,389	14%
Product development expenses increased $43.7 million and $161.6 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods last year. The increases were primarily driven by increases in headcount related expenses of $32.8 million and $128.9 million as a result of our focus on developing new features and products that create value for our members, $6.5 million and $17.2 million in facilities and related costs, and $3.9 million and $11.4 million in web hosting costs, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
General and administrative	$121,391	$118,871	2%	$382,981	$358,573	7%
Percentage of net revenue	13%	15%		14%	17%
Headcount (at period end)	1,284	1,311	(2)%	1,284	1,311	(2)%
General and administrative expenses remained relatively flat in the three months ended September 30, 2016.
General and administrative expenses increased by $24.4 million in the nine months ended September 30, 2016 compared to the same period last year primarily due to transaction costs of $15.5 million related to the Merger Agreement with Microsoft and $7.2 million in facilities and related costs.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized software development costs, and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis, and remain relatively flat as a percentage of revenue as we continue to expand our technology and facilities infrastructure.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Depreciation and amortization	$137,934	$117,901	17%	$419,620	$290,877	44%
Percentage of net revenue	14%	15%		15%	14%
Depreciation and amortization expenses increased $20.0 million and $128.7 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods last year. The increases in depreciation expense of $25.3 million and $83.5 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods last year were primarily the result of the build out of our data centers, increases in leasehold improvements as we lease additional facilities to accommodate our headcount growth, and increases in capitalized website and internal-use software. The decrease in amortization expense of $5.2 million in the three months ended September 30, 2016 was due to certain intangible assets from past acquisitions becoming fully amortized. The increase in amortization expense of $45.3 million in the nine months ended September 30, 2016 compared to the same period last year was primarily the result of amortization of customer relationships and developed technology from our acquisition of Lynda.com in 2015.
Other Expense, Net
Other expense, net consists primarily of the interest expense from our convertible senior notes, income earned on our investments, fair value adjustments on our other derivative, and foreign exchange gains and losses. Hedging strategies that we have implemented or may implement to mitigate foreign exchange risk may not eliminate our exposure to foreign exchange fluctuations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands)
Interest income	$6,422	$2,798	$17,369	$6,800
Interest expense	(13,110)	(12,773)	(38,867)	(38,064)
Net loss on foreign exchange and foreign currency derivative contracts	(2,267)	(3,577)	(8,179)	(9,957)
Fair value adjustment on other derivative	(3,100)	(6,900)	(7,600)	(6,900)
Other non-operating income, net	1,504	(80)	2,020	381
Net realized gain (loss) on sales of marketable securities	313	(127)	418	34
Total other expense, net	$(10,238)	$(20,659)	$(34,839)	$(47,706)
Other expense, net decreased in the three and nine months ended September 30, 2016, compared to the same periods last year, primarily due to higher interest income and lower fair value adjustments related to our other derivative.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions. We expect to be in an operating loss on a US and consolidated basis under US GAAP in 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands)		($ in thousands)
Provision (benefit) for income taxes	$3,694	$(10,429)	$71,379	$(25,905)
Effective tax rate	29%	18%	(85)%	14%
Income tax expense is $3.7 million and $71.4 million in the three and nine months ended September 30, 2016, respectively, compared to income tax benefit of $10.4 million and $25.9 million in the same periods last year. Our tax expenses were primarily driven by the recording of a valuation allowance for a significant portion of our tax assets.
We regularly assess the realizability of our deferred tax assets. In performing this assessment, we weigh all available positive and negative evidence, including earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of our deferred tax assets will not be realized. As of December 31, 2015 and March 31, 2016, we performed this assessment and concluded that sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, and an expectation of improving operating results, existed as of those dates such that a valuation allowance was not required. Upon completing this assessment at June 30, 2016, we concluded that negative evidence outweighed positive evidence due to a cumulative loss over a three-year period ended June 30, 2016. As a result, we recognized a non-cash charge of $100.6 million to income taxes in the three months ended June 30, 2016, to record a valuation allowance against a significant portion of our tax assets. As of September 30, 2016, we again assessed the realizability of its deferred tax assets and concluded that negative evidence outweighed positive evidence due to a cumulative loss over a three-year period ended September 30, 2016.
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

Liquidity and Capital Resources
As of September 30, 2016, we had cash and cash equivalents of $697.1 million and marketable securities of $2.7 billion. Our cash equivalents and marketable securities are comprised primarily of corporate debt securities, US treasury securities, US agency securities, money market funds, certificates of deposit, and commercial paper. As of September 30, 2016, the amount of cash and cash equivalents held by foreign subsidiaries was $320.4 million. If these funds are needed for our domestic operations, we would be required to accrue and pay United States taxes to repatriate these funds to the extent these funds exceed amounts owed to the United States parent entity. However, our intent is to permanently reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries. However, we believe the income tax liability would be insignificant if these earnings were to be repatriated.
On February 19, 2016, we acquired Connectifier, an industry leader in machine learning-based searching and matching technology. The total purchase price for all of the outstanding equity interests of Connectifier was approximately $105.5 million, subject to adjustment, in combination of approximately 46% cash and approximately 54% in our Class A common stock and equity awards. We completed two other acquisitions during the nine months ended September 30, 2016, for a total cash purchase price of $16.4 million.
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
The Merger Agreement contains certain termination rights for Microsoft and us. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay Microsoft a termination fee of $725 million.
At the effective time of the Merger, holders of the convertible senior notes (the "Notes") can require us (the surviving entity following the Merger as a wholly-owned subsidiary of Microsoft) to repurchase for cash the Notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued interest.
In July 2016, we executed an agreement with Google Inc. ("Google"), a subsidiary of Alphabet Inc., to acquire or assume approximately 738,000 square feet of Google's owned or leased properties in Mountain View and Sunnyvale, California in exchange for approximately 474,000 square feet of our owned or leased properties in Mountain View, California and a net cash payment of approximately $180.2 million. In addition, $15.0 million was paid to a third party in connection with the transaction.
We believe that our existing cash and cash equivalents and marketable securities balances, together with cash generated from operations, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

	September 30, 2016	December 31, 2015
	(in thousands)
Condensed Consolidated Balance Sheet Data:
Cash and cash equivalents	$697,113	$546,237
Marketable securities	$2,667,883	$2,573,145
Convertible senior notes, net	$1,162,141	$1,126,534

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$957,887	$630,369
Cash flows used in investing activities	(847,768)	(484,788)
Cash flows provided by financing activities	40,006	31,358
Effect of exchange rate changes on cash and cash equivalents	751	(6,101)
Change in cash and cash equivalents	$150,876	$170,838
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

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Reconciliation of Free Cash Flow:
Cash flows provided by operating activities	$957,887	$630,369
Purchases of property and equipment	(686,576)	(329,236)
Free cash flow	$271,311	$301,133
Operating Activities
Operating activities provided $957.9 million of cash in the nine months ended September 30, 2016. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with a decrease in deferred income taxes, net of $59.9 million, a decrease in accounts receivable of $50.5 million, an increase in accounts payable and other liabilities of $44.4 million, and an increase in deferred revenue of $37.9 million. The decrease in deferred income taxes, net was primarily driven by a non-cash charge of $100.6 million as a result of recording a valuation allowance for a significant portion of our tax assets. The increase in our deferred revenue was primarily due to increases in transaction volumes in the nine months ended September 30, 2016. We had a net loss in the nine months ended September 30, 2016 of $154.9 million, which included non-cash stock-based compensation of $432.0 million and non-cash depreciation and amortization of $419.6 million.
Operating activities provided $630.4 million of cash in the nine months ended September 30, 2015. The cash flow from operating activities consisted primarily of the changes in our operating assets and liabilities, with an increase in accounts payable and other liabilities of $74.1 million and an increase in deferred revenue of $55.7 million, which is partially offset by an increase in prepaid expenses and other assets of $46.2 million and a decrease in deferred income taxes, net of $32.9 million. The increase in our deferred revenue was primarily due to increases in transaction volumes in the nine months ended September 30, 2015. We had a net loss in the nine months ended September 30, 2015 of $156.9 million, which included non-cash stock-based compensation of $375.5 million and non-cash depreciation and amortization of $290.9 million.

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
In the nine months ended September 30, 2016, we had purchases of property and equipment of $686.6 million, net purchases, sales, and maturities of investments of $100.7 million, and payments for intangible assets and acquisitions, net of cash acquired of $62.9 million. In the nine months ended September 30, 2015, we had payments for intangible assets and acquisitions, net of cash acquired of $674.9 million, net purchases, sales, and maturities of investments of $512.1 million and purchases of property and equipment of $329.2 million.

Financing Activities
In the nine months ended September 30, 2016, and 2015, our financing activities consisted primarily of net proceeds from the issuance of common stock from employee stock option exercises and stock purchase plan. Additionally, in the nine months ended September 30, 2015, we had repurchases of equity awards of $22.7 million, partially offset by proceeds from our issuance of preferred shares in our joint venture of $20.0 million.

Off Balance Sheet Arrangements
In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties primarily for facility leases. As of September 30, 2016, we had financial guarantees of $36.1 million that were not recorded on our condensed consolidated balance sheet that consisted of standby letters of credit and surety bonds. We had no other off balance sheet arrangements as defined in Item (303)(a)(4) of Regulation S-K.

Contractual Obligations
Our principal obligations consist of our operating leases and 0.50% convertible senior notes. We lease office space in locations throughout the United States and internationally. In addition, we have data centers in the United States and Singapore pursuant to various lease and co-location agreements. We have several significant long-term purchase obligations outstanding with third parties. We do not have any significant capital lease obligations. As of September 30, 2016, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations (1) (2)	$1,975,976	$174,881	$406,715	$394,799	$999,581
0.50% convertible senior notes (3)	$1,345,644	$6,613	$13,225	$1,325,806
Purchase obligations	$25,337	$20,754	$4,583	$—	$—
______________________

(1)
Represents gross operating lease obligations, excluding sublease income of $199.5 million to be recognized over the next 10 years, which primarily relates to sublease income for several buildings we lease in Sunnyvale, California.

(2)
In the third quarter of fiscal 2016, we executed an agreement with Google Inc. ("Google"), a subsidiary of Alphabet Inc., to assume Google's leased properties in Sunnyvale, California, in exchange for our leased properties in Mountain View, California. The impact of this transaction on our future operating lease obligations is not material. See Note 6, Property and Equipment, of the Notes to the Condensed Consolidated Financial Statements under Item 1 for additional information.

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
Interest Rate Fluctuation Risk
We had cash, cash equivalents, and marketable securities of $3,365.0 million and $3,119.4 million as of September 30, 2016 and December 31, 2015, respectively. This amount was invested primarily in money market funds and highly liquid investment grade fixed income securities. The cash, cash equivalents, and marketable securities are held for working capital purposes. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. At September 30, 2016, the weighted-average duration of our investment portfolio was less than one year.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of September 30, 2016, a hypothetical increase in interest rates of 1% (100 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $22.4 million, and a hypothetical increase in interest rates of 0.5% (50 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $11.2 million.

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
As of September 30, 2016, we had total outstanding foreign currency derivative contracts with a total notional amount of $640.9 million. If overall foreign currency exchange rates appreciated uniformly by 5% against the US Dollar, our foreign currency derivative contracts outstanding as of September 30, 2016 would experience a loss of approximately $18.7 million.
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
We do not have economic interest rate exposure related to the Notes, as they have a fixed annual interest rate of 0.50%. We do, however, have interest rate risk because the fair value of our Notes will generally increase when interest rates fall and decrease when interest rates rise. Additionally, the fair value of our Notes may be impacted by the price of our Class A common stock. As of September 30, 2016, the estimated fair value of our Notes was $1,303.3 million based on the closing trading price of the Notes as of the last day of trading for the period. See Note 9, Convertible Senior Notes, of the Notes of the Condensed Consolidated Financial Statements under Item 1 for additional information on the Notes, including the carrying value of the Notes.
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
Certain litigation matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, our litigation costs can be significant. Other regulatory matters could result in fines and penalties being assessed against us, and we may become subject to periodic audits, which would likely increase our regulatory compliance costs. Adverse results of litigation or regulatory matters could also result in us being required to change our business practices, which could negatively impact our membership and revenue growth. In addition, litigation that we previously disclosed related to our merger with Microsoft Corporation has been dismissed.
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
Completion of the merger with Microsoft is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the expiration or termination of applicable waiting periods under antitrust and competition laws and similar competition approvals or consents that must be obtained from regulatory entities. If the merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $725 million in the event the merger is not consummated. Further, a failure to complete the merger may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our members, customers and vendors, could continue or accelerate in the event of a failure to complete the merger. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.
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
Our solutions involve the collection, processing, storage, sharing, disclosure and usage of members’ and customers’ information and communications, some of which may be private. We also work with third party vendors to process credit card payments by our customers and are subject to payment card association operating rules. We are vulnerable to software bugs, computer viruses, break-ins, phishing attacks, employee errors or malfeasance, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or confidential information. For example, in June 2012, we experienced a security breach and many millions of our members’ encrypted passwords were stolen and published on an unauthorized website. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites, or the actual or perceived loss or unauthorized disclosure or use of confidential information, such as credit card information, our members or customers may be harmed or lose trust and confidence in us, and decrease the use of our website, mobile applications and services or stop using our services in their entirety, and we would suffer reputational and financial harm.
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
The European Commission has adopted the EU-US Privacy Shield which is a new mechanism for the legal transfer of personal data from the European Union to the United States. We are evaluating certification under the Privacy Shield. Joining the Privacy Shield could impact our business and result in substantial expense to implement, and it is unclear that it will be appropriate for us. For example, we may have to require some of our vendors who process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our members and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by individual EU Data Protection Authorities or lawsuits by private parties, member engagement could decline and our business could be negatively impacted. There is also uncertainty as to whether the Shield and other legal mechanisms for the lawful transfer of data from the European Union to the US will withstand legal challenges.
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
For example, the European Union has enacted a new General Data Protection Regulation, which will become effective in mid-2018. The General Data Protection Regulation will likely result in greater compliance efforts for companies with users and operations in the European Union and provides for fines of up to 4% of global annual revenues for noncompliance. The European Union is also considering an update to the EU’s Privacy and Electronic Communications (e-Privacy) Directive to, among other things, amend the current directive’s rules on the use of cookies.
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
Members-professional networks. The space for online professional networks is rapidly evolving. Other companies such as Facebook, Google, Microsoft and Twitter are developing, have developed or could develop solutions that compete with ours. Further, some of these companies are partnering with third parties to offer products and services that could compete with ours. Additionally, we face competition from a number of companies outside the United States that provide online professional networking solutions. We also compete against smaller companies that focus on groups of professionals within a specific industry or vertical. Our competitors may announce new products, services or enhancements that better address changing industry standards or the needs of members and customers, such as mobile access or different market focus. Any such increased competition could cause pricing pressure, loss of business or decreased member activity, any of which could adversely affect our business and operating results. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results.
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
We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of September 30, 2016, approximately 23% of our employees had been with us for less than one year and approximately 54% for less than two years. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees in various countries around the world, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other Internet and high-growth companies, which include both publicly traded and privately-held companies. The risks of over-hiring (especially given overall macroeconomic risks) or over-compensating employees and the challenges of integrating a growing employee base into our corporate culture are exacerbated by our international expansion. Additionally, because of our growth, we have significantly expanded our operating lease and purchase commitments, which have increased our expenses. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.
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
We have offices around the world and our websites and mobile applications are available in numerous languages. For the three and nine months ended September 30, 2016, international revenue represented 39% of our total revenue. We expect to continue to expand our international operations in the future by opening offices in different countries and expanding our offerings in new languages or otherwise making them more relevant for different international audiences. Our ability to manage our business and conduct our operations internationally, including in emerging markets, requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. International expansion has required and will continue to require us to invest significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

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
We are party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We are currently facing, or may face in the future, allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection, the Fair Credit Reporting Act and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. We may also face allegations or litigation related to our acquisitions, securities issuances or our business practices, including public disclosures about our business. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we are facing or may face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and include claims for injunctive relief. Additionally, our litigation costs can be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and features or require us to stop offering certain features, all of which could negatively impact our membership and revenue growth. We may also become subject to periodic audits, which would likely increase our regulatory compliance costs, and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.
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
The tax authorities in Ireland have announced changes to the treatment of non-resident Irish entities, commonly used in a “double Irish” structure. The changes will impact newly created Irish entities immediately but are not expected to impact existing non-resident Irish entities, such as ours, until after December 31, 2020. These changes may adversely impact our effective tax rate and harm our financial position and results of operations. Both the United Kingdom and Australia have enacted new tax legislation on diverted profits, which may ultimately impact our foreign tax liability and negatively impact our effective tax rate and results of operations.
Additionally, the Organisation for Economic Co-Operation and Development released final guidance covering various topics, including addressing the “tax challenges of the digital economy,” country-by-country reporting, and definitional changes to permanent establishment, which could ultimately impact our tax liabilities to foreign jurisdictions and treatment of our foreign earnings from a US perspective which may adversely impact our effective tax rate and harm our financial position and results of operations.

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including our founders, and our executive officers, employees and directors and their affiliates, together held approximately 54.8% of the voting power of our outstanding capital stock as of September 30, 2016. Our co-founder and Chair, Reid Hoffman, held approximately 10% of the outstanding shares of our Class A and Class B common stock, representing approximately 50.8% of the voting power of our outstanding capital stock as of September 30, 2016. Mr. Hoffman has significant influence over the management and affairs of the company and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. Mr. Hoffman will continue to have significant influence over these matters in the future.

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
The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2016 and October 26, 2016, the closing price of our Class A common stock has ranged from $100.98 to $229.00. Fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have at times experienced extreme price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our Class A common stock. In addition, our stock price may fluctuate based on whether our performance or guidance as to our future performance meets the expectations of our investors or securities analysts. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. We may incur additional cash expense in connection with recruiting and retention costs, and we may also experience increased dilution because of the need to provide more equity as part of our overall compensation packages. Such volatility could also impact the value of equity we use in acquisition transactions. Finally, some companies that have experienced volatility in the market price of their stock have also been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
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
In November 2014, we issued approximately $1.3 billion aggregate principal amount of 0.50% convertible senior notes due 2019 (the "Notes"). As of September 30, 2016, we had a total par value of approximately $1.3 billion of outstanding Notes. Holders of the Notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change before the relevant maturity date, in each case at a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity, unless earlier converted or repurchased.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of our Class A or Class B common stock were repurchased during the three months ended September 30, 2016.

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

LINKEDIN CORPORATION

Dated:	October 27, 2016	By:	/s/ Jeffrey Weiner
Jeffrey Weiner
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	October 27, 2016	By:	/s/ Steven Sordello
Steven Sordello
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document